Form 10-Q
period 2006-04-02
MISCOR GROUP, LTD.
filed 2006-06-21
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2006
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 333-129354

MISCOR GROUP, LTD.
(Exact name of registrant as specified in its charter)

Indiana	20-0995245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1125 South Walnut Street
South Bend, Indiana 46619
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code:   (574) 234-8131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 19, 2006, there were 105,454,796 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	April 2, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$431	$23
Accounts receivable, net of allowance for doubtful accounts of $334 and $341, respectively	8,501	8,677
Inventories, net	8,413	8,415
Prepaid expenses and other current assets	967	1,050
Total current assets	18,312	18,165

PROPERTY AND EQUIPMENT, net	4,057	4,110

OTHER ASSETS
Deposits	163	89
Debt issue costs, net	2,871	3,354
Other intangibles, net	3	3
Total other assets	3,037	3,446

Total Assets	$25,406	$25,721

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $802 and $885, respectively	$4,432	$3,961
Current portion of long-term debt	1,224	1,024
Accounts payable	4,993	5,356
Accrued expenses and other current liabilities	2,135	1,771
Total current liabilities	12,784	12,112

LONG TERM LIABILITIES
Long-term debt, net of discount of $377 and $484, respectively	5,396	5,603
Long-term debt, Stockholder	3,000	3,000
Total long-term liabilities	8,396	8,603

Total liabilities	21,180	20,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
MISCOR Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
MISCOR Common stock, no par value; 300,000,000 shares authorized; 105,454,796 and 104,608,962 shares issued and outstanding, respectively	7,660	7,659
Additional paid in capital	8,840	8,840
Deferred compensation	(52)	(57)
Accumulated deficit	(12,222)	(11,436)
Total Stockholders' equity	4,226	5,006

Total Liabilities and Stockholders' Equity	$25,406	$25,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the 3 months ended April 2, 2006	For the 3 months ended March 27, 2005
	(Unaudited)	(Unaudited)
REVENUES
Product sales	$5,160	$2,279
Service revenue	8,091	6,757
Total revenues	13,251	9,036

COST OF REVENUES
Product sales	3,853	1,754
Service revenue	6,687	5,682
Total cost of revenues	10,540	7,436

Gross Profit	2,711	1,600

Selling, general and administrative expenses	2,531	1,697

Operating income (loss)	180	(97)

Interest expense	966	121

NET LOSS	$(786)	$(218)

Basic and diluted loss per common share	$(0.01)	$-

Weighted average number of common shares	105,178,981	97,008,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the 3 months ended
	April 2, 2006	March 27, 2005
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net cash provided (utilized) by operating activities	$237	$(676)

INVESTING ACTIVITIES

Acquisition of business assets	-	(2,398)
Acquisition of property and equipment	(118)	(97)
Proceeds from disposal of property and equipment	3	-
Net cash utilized by investing activities	(115)	(2,495)

FINANCING ACTIVITIES

Payments on capital lease obligations	(3)	-
Short term borrowings, net	388	203
Advances from Stockholder, net	-	200
Repayment of long-term debt, note	(100)	-
Proceeds from the issuance of debentures	-	3,015
Debt issuance costs - debentures	-	(341)
Proceeds from the issuance of shares and exercise of warrants	1	-
Net cash provided by financing activities	286	3,077

INCREASE (DECREASE) IN CASH	408	(94)
Cash, beginning of year	23	109

Cash, end of period	$431	$15

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$208	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS IN THE PERIOD ENDED APRIL 2, 2006

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of and for the three months ended April 2, 2006 and March 27, 2005, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of our management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three months ended April 2, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 151

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs - an Amendment of ARB No. 43.  SFAS No. 151 was one of a number of projects by the FASB to converge U.S. accounting standards to International Accounting Standards.  SFAS No. 151 requires abnormal amounts of idle facility expenses, freight, handling costs and spoilage to be recognized as current period charges.  In addition, the allocation of fixed manufacturing overhead costs to the costs of conversion is required to be based on the normal capacity of the manufacturing facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS No. 151 on January 1, 2006. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company’s existing inventory and conversion cost methodologies are generally consistent with that required by the new standard.

SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the Modified Prospective Approach. See Note F for further detail regarding the adoption of this standard.

EITF 05-4

The Senior Debt Financing (see Note E) has features that may be subject to the Emerging Issues Task Force (“EITF”) Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-4”). EITF No. 05-4 currently does not apply to us, but will apply to us upon the effectiveness of the registration statement and acceptance of our securities for trading on the OTC Bulletin Board (See Note M). We are currently in the process of evaluating the effect EITF No. 00-19 and EITF No. 05-4 may have on our consolidated financial statements in the future.

NOTE C - EARNINGS PER SHARE

The Company accounts for loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted loss per common share. Basic loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive.

For the three months ended April 2, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 21,080,332 shares of common stock, senior and subordinated debt convertible into 76,815,714 common shares, and options to purchase 500,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the three months ended March 27, 2005, the Company’s common stock equivalents, consisting of warrants to purchase 7,687,736 shares of common stock and subordinated debt convertible into 8,854,818 common shares, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the three months ended April 2, 2006 and March 27, 2005, respectively, as there were no potentially dilutive securities outstanding.

NOTE D - INVENTORY

Inventory consists of the following:

	April 2, 2006	December 31, 2005

Raw materials	$2,170	$2,666
Work-in-process	4,051	3,887
Finished goods	2,328	1,979
	8,549	8,532
Less: allowance for slow moving and obsolete inventories	(136)	(117)
	$8,413	$8,415

NOTE E - DEBT

Long-term debt

Long-term debt consists of the following:

	April 2, 2006	December 31, 2005

Note payable to its Stockholder, due December 2008, plus interest at prime rate less 1%; (6.75% and 6.25% at April 2, 2006 and December 31, 2005, respectively), secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $377 and $484 at April 2, 2006 and December 31, 2005, respectively)	3,648	3,541

Note payable to former employee in annual principal payments of $10, unsecured and without interest	20	30

Revolving note due in August 2008 (net of discount of $802 and $885 at April 2, 2006 and December 31, 2005, respectively) with interest payable monthly at 1% over the Wall Street Journal prime rate (8.75% and 8.25% at April 2, 2006 and December 31, 2005), secured by substantially all assets owned by the Company	4,432	3,961

Term note payable in monthly principal payments of $100 plus interest at 1% above the Wall Street Journal prime rate (8.75% and 8.25% at April 2, 2006 and December 31, 2005, respectively), secured by substantially all assets owned by the Company and maturing in August 2008	2,900	3,000

Capital lease obligations	52	56
	14,052	13,588
Less: current portion	(5,656)	(4,985)

	$8,396	$8,603

NOTE E - DEBT (CONTINUED)

Long-term debt, debentures

In January 2005, the Company commenced a private offering (the “Debenture Offering”) of a maximum of $4,025 principal amount of subordinated secured convertible debentures. The debentures are payable on February 28, 2007, bear interest at the rate of 6% per year, and are payable upon conversion or at redemption or maturity. Investors will receive interest in cash only if they elect not to convert their debentures. Each holder has the option any time prior to the redemption date to convert principal and accrued interest under the debentures into shares of our common stock at a fixed conversion price of $0.3404926 per share. If the number of our outstanding shares of common stock is increased because of a stock split or stock dividend, the conversion price will be proportionately reduced, and if the number is decreased because of a stock combination, the conversion price will be proportionately increased, except that any adjustment to the conversion price of less than $0.0001 is not required to be made. In April 2006, the debenture holders agreed to extend the maturity from February 28, 2007 to February 28, 2008.

The Company reserved 11,821,108 shares of common stock for issuance upon conversion of the debentures. The Company issued the maximum $4,025 principal amount of debentures as of May 5, 2005. The debentures are secured by a second lien on substantially all of the Company’s assets which is subordinate to the lien of the Company’s primary lender.

Upon written notice the Company can redeem any or all of the outstanding debentures prior to the maturity date at a redemption price, payable in cash, equal to 100% of the principal amount redeemed, plus accrued and unpaid interest through the redemption date. Any notice to redeem must be given to all holders no less than 30 days or more than 45 days prior to the date set forth for redemption. The loan agreements with the senior secured lender restrict the Company’s ability to exercise this redemption right.

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.001 per share. The Company has allocated 4,255,601 five-year common stock purchase warrants among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants is $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $107 and $26 for the three months ended April 2, 2006 and March 27, 2005, respectively. Net debt issue discount at April 2, 2006 related to this instrument was $377.

For its services as placement agent in the Debenture Offering, MISCOR issued to its placement agent, ten-year common stock purchase warrants to purchase 6,182,992 shares of MISCOR common stock at an exercise price of $0.001 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546.

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, for its services as securities counsel in the Debenture Offering, MISCOR issued 50,000 shares of its common stock to its securities counsel, the fair value of these shares was $12. The summation of these debt issue costs was $2,095. Interest expense was $290 and $8 for the three months ended April 2, 2006 and March 27, 2005, respectively. Net debt issue cost at April 2, 2006 related to these instruments was $1,026.

NOTE E - DEBT (CONTINUED)

Senior Debt Financing

In August 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, LTD. (“Laurus”). The Agreement provides financing comprised of a $7,000 Revolving Note and a $3,000 Term Note. The Notes mature in August 2008. Laurus agreed to advance funds under the Revolving Note in amounts up to 90% of eligible trade accounts receivable. Interest is payable monthly under the Revolving and Term Notes at 1% over prime as published in the Wall Street Journal. The Notes are collateralized by a blanket security interest covering substantially all assets owned by the Company. Proceeds from the financing were used to repay the Company’s previous lender and for working capital.

Laurus has the option to convert all or any portion of the outstanding principal amount and/or accrued interest under the Revolving Note into shares of MISCOR common stock at the Fixed Conversion Price. Fixed Conversion Price means (i) with respect to the first $3,500 of the aggregate principal amount converted, $0.19 per share or 18,421,053 shares and (ii) with respect to the remaining principal amount converted, $0.32 per share or 10,937,500 shares. In September, 2005, the Company borrowed $4,000 under the Revolving Note which was convertible into 19,983,553 shares of common stock at an average price of $0.2002 per share. Since the shares were valued at $0.25 per share, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price per share is $996. The Company is accreting this debt discount to interest expense over the term of the Revolving Note in accordance with Emerging Issues Task Force Consensus (“EITF”) 98-5 and 00-27. Interest expense was $83 and $-0- for the three months ended April 2, 2006 and March 27, 2005, respectively. Net debt issue discount at April 2, 2006 related to this instrument was $802.

In the three months ended April 2, 2006, the Company drew down an additional $388 under the revolving note with Laurus which was convertible into 1,212,500 shares of common stock at $0.32 per share. The total outstanding balance under the Laurus Debt financing was $8,134 at April 2, 2006. The Company had available an additional $1.3 million under the Revolving Note at April 2, 2006.

Up to $4,000 of the Revolving Note may be segregated into a Minimum Borrowing Note to facilitate the conversion into the Company’s common stock. The Company may prepay all or a portion of the Minimum Borrowing Note by paying to Laurus one hundred fifteen percent (115%) of the principal amount of this Note together with interest.

The provisions of the Revolving Note include a lock-box agreement and also allow Laurus, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Based on further analysis of the terms of the Revolving Note, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Laurus, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company's business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this Revolving Note facility, Laurus has not applied any additional reserves to the borrowing base calculation. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Laurus to the borrowing base calculation. As a result, the Company classifies borrowings under the Revolving Note facility as a short-term obligation.

NOTE E - DEBT (CONTINUED)

Under the Term Loan, the Company must make monthly principal payments of $100 with interest beginning March 2006. Payments may be made in cash or in the Company’s common stock. If (i) the average of the closing prices of the Common Stock as reported by Bloomberg, L.P. on the NASD Over The Counter Bulletin Board for the five (5) trading days immediately preceding the payment due date is greater than or equal to 110% of the Fixed Conversion Price of $0.26 per share and (ii) the amount of such conversion does not exceed twenty eight percent (28%) of the aggregate dollar trading volume of the Common Stock for the period of twenty-two (22) trading days immediately preceding such date then the payment of principal and interest shall be made in Common Stock. Otherwise, the Company shall pay Laurus an amount in cash equal to 101% of the principal and interest due. The Company reserved 11,538,462 shares of common stock for issuance upon the conversion of the Term Loan.

If (i) the Company registers the shares of the Common Stock underlying the conversion of the Term Note and each Minimum Borrowing Note then outstanding on a registration statement declared effective by the Securities and Exchange Commission, and (ii) the average of the Closing Prices of the Common Stock as reported by Bloomberg, L.P. on the NASD Over The Counter Bulletin Board for the five (5) trading days immediately preceding each month end exceeds the then applicable Fixed Conversion Price by at least twenty-five percent (25%), the interest rate for the succeeding calendar month will be reduced by 200 basis points (200 b.p.) (2.0%) for each incremental twenty-five percent (25%) increase in the Closing Price Average of the Common Stock above the then applicable Fixed Conversion Price.

As part of the financing, Laurus received $360 in cash and was issued 6,163,588 shares of the Common Stock at closing and warrants for 7,352,941 shares of the Common Stock with an exercise price of $0.34 per share. The 6,163,588 shares were valued at $0.25 per share or $1,541. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 4.11% and an expected life of the common stock purchase warrants of seven years. The Company also granted registration rights with respect to the shares issuable upon exercise of the warrants (Note F). Total debt issue costs were $2,303. Interest expense was $192 and $-0- for the three months ended April 2, 2006 and March 27, 2005, respectively. Net debt issue cost at April 2, 2006 related to this instrument was $1,845.

None of the Company’s obligations to Laurus under the Revolving or Term Notes or warrants may be converted into Common Stock unless (a) either (i) an effective current Registration Statement covering the shares of Common Stock exists or (ii) an exemption from registration for resale of all of the Common Stock issued and issuable is available, and (b) no event of default exists and is continuing. Laurus is not permitted to own in excess of 9.99% of the issued and outstanding shares of MISCOR common stock.

Aggregate maturities of long-term debt for the periods subsequent to April 2, 2006 on a calendar year basis are as follows:

Years Ending December 31,
2006	$6,145
2007	1,225
2008	7,851
2009	11

NOTE E - DEBT (CONTINUED)

Following is a summary of interest expense for the three months ended April 2, 2006 and March 27, 2005:

	Three Months Ended
	April 2, 2006	March 27, 2005

Interest expense on principal	$294	$87

Amortization of debt issue costs	482	8

Amortization of debt discount -debentures and revolving notes payable	190	26

Total interest expense	$966	$121

NOTE F - STOCKHOLDERS’ EQUITY

Equity Issuance and Warrants

As part of the Senior Debt Financing (Note E) in August 2005, Laurus was issued 6,163,588 shares of the Common Stock valued at $0.25 per share or $1,541 at closing and warrants for 7,352,941 shares of the Common Stock at an exercise price of $0.34 per share. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free rate of 4.11% and an expected life of the common stock purchase warrants of seven years. Based on the Black-Scholes model, the warrant had no fair value.

In the event the Company’s common stock is not quoted or listed on the OTC Bulletin Board, Nasdaq or a national exchange within 60 days after the effective date of the registration of its common stock, the Company would be in default of its credit facility with Laurus, and would be subject to certain penalties. As a result, the Company is accounting for these warrants as liabilities in accordance with EITF 00-19. At April 2, 2006 and December 31, 2005, the warrants had no value as calculated using the Black-Scholes model. The Company will continue to determine the estimated fair value of these warrants on a quarterly basis in accordance with EITF 00-19.

Equity Incentive Plans

2005 Stock Option Plan

On September 30, 2005, the Company granted stock options to certain executives to acquire a total of 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share under the 2005 Stock Option Plan (“the Plan”) adopted by the board of directors in August 2005. The options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options to acquire 500,000 shares of the Company’s common stock, the estimated fair value of the Company’s common stock was $0.25 per share. The fair value of the Company’s common stock was determined contemporaneously and based upon the most recent sale of the Company’s common stock. As a result, such stock options had no intrinsic value at the time of issuance.

The Plan provides for the grant of up to 2,000,000 shares of Incentive Stock Options (“ISO”), within the meaning of Section 422 of the Internal Revenue Code, or non-statutory stock options (“NQSO”) to the Company’s executive employees who are materially responsible for the management and operation

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

of its business, and to the Company’s directors. The exercise price of the ISOs and NQSOs granted under the Plan must be at least equal to 100% of the fair market value of the common stock of the Company at the date of grant. Also, ISOs may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value of the common stock at the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in the Company’s pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the Modified Prospective Approach, the amount of compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company recorded compensation cost of $1 for the three months ended April 2, 2006 based on the grant date fair value of the award of 500,000 shares at $0.25 per share. The total cost of the grant in the amount of $18 will be recognized over the four year period during which the employees are required to provide services in exchange for the award -- the requisite service period (usually the vesting period).

2005 Restricted Stock Purchase Plan

On September 30, 2005, the Company issued offers to purchase 250,000 shares of common stock at a nominal price of $0.001 per share to certain executives under the 2005 Restricted Stock Purchase Plan adopted by the board of directors in August 2005. The Plan provides for the grant of offers to purchase up to 1,000,000 shares of restricted stock to the Company’s directors, officers and key employees. A participant may not transfer shares acquired under the Plan except in the event of the sale or liquidation of the Company. If within three years after shares are acquired under the Plan, a participant terminates employment for any reason other than death, disability, retirement or good reason, the Company is required to purchase the participant’s shares for the same price the participant paid. If the participant terminates employment after three years or as a result of death, disability or retirement or for good reason, the Company is required to purchase the shares for a price equal to their fair market value. The issuance of the restricted stock was intended to lock-up key employees for a three-year period.

Prior to the adoption of SFAS No. 123R, the Company accounted for its Restricted Stock Purchase Plan under the recognition and measurement provisions of APB No. 25. At the date of issuance, the restricted stock issued had an intrinsic value of $0.249 per share or $62. On September 30, 2005, the Company charged deferred compensation (reflected as a contra-equity account) and credited additional paid-in capital in the amount of $62. As a result, the Company is recording compensation expense over the three year restriction period by amortizing deferred compensation on a straight-line basis over the three year period commencing September 30, 2005.

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

2005 Restricted Stock Purchase Plan (Continued)

With the adoption of SFAS No. 123R on January 1, 2006, the Company recorded compensation cost of $5 for the three months ended April 2, 2006 based on the grant date fair value of the 250,000 restricted shares of common stock at $0.2491 per share. The total cost of the restricted shares of common stock in the amount of $62 will be recognized over the three year restriction period during which the employees are required to provide services in exchange for the award.

NOTE G - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to a former employee for a note payable with a balance of $20 at April 2, 2006 (see Note E). The unsecured note is payable in annual principal installments of $10 and is non-interest bearing.

Long-term debt, stockholder

The Company was indebted to its majority stockholder for a note payable with a balance of $3,000 at April 2, 2006 (see Note E). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $49 and $36 for the three months ended April 2, 2006 and March 27, 2005, respectively.

In September 2005, the Company provided John A. Martell, its CEO and majority shareholder, a conversion option which allows Mr. Martell to convert any or all of his $3,000 outstanding note payable into shares of common stock of the Company at a conversion price of $0.10 per share.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its majority stockholder. Total rent expense under these agreements was approximately $78 and $70 for the three months ended April 2, 2006 and March 27, 2005, respectively.

Advances from stockholder

The majority stockholder has made other unsecured advances to the Company. The balance as of April 2, 2006 and December 31, 2005 was $-0-. Beginning in January 2004, the Company began paying monthly interest at the prime rate on the outstanding advances. Interest expense on the advances from the majority stockholder for the three months ended April 2, 2006 and March 27, 2005 was $-0- and $3, respectively.

NOTE H - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At April 2, 2006 and December 31, 2005, approximately 25% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 26% and 18% of gross receivables were due from entities in the railroad industry, respectively. No single customer accounted for more than 10% of gross accounts receivable at April 2, 2006 and December 31, 2005. Additionally, no single customer accounted for more than 10% of sales for the three months ended April 2, 2006 and March 27, 2005.

NOTE I - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At April 2, 2006 and December 31, 2005, approximately 39% and 42%, respectively, of the Company’s employees were covered by collective bargaining agreements. Two of the collective bargaining agreements expire in 2006 representing 24% of the Company’s employees at April 2, 2006.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt and stockholder guarantees

The fair value of debt differs from the carrying amount due to guarantees by the Company’s majority stockholder. At April 2, 2006 and December 31, 2005, the aggregate fair value of debt, with an aggregate carrying value of $14,052 and $13,588, respectively, is estimated at $17,851 and $17,509, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties and without guarantees from the Company’s stockholder.

NOTE K - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. The Company operated primarily in two segments, industrial services and electrical contracting services, through December 31, 2004. The Company’s wholly owned subsidiary, MIS, provides industrial services to its customers. Electrical contracting services are provided by the Company’s other wholly owned subsidiary, Martell Electric.

In March 2005, the Company acquired certain operating assets of Hatch & Kirk, Inc. and formed a subsidiary named HK Engine Components, LLC which it operates as a third segment - engine components. These three segments are managed separately because they offer different products and services and each segment requires different technology and marketing strategies. The Company intends to integrate the selling efforts of HK Engine Components and MIS to further penetrate the rail industry. Corporate administrative and support services for MISCOR are not allocated to the segments but are presented separately.

The industrial services segment is primarily engaged in providing maintenance and repair services to the electric motor industry, repairing and manufacturing industrial lifting magnets, providing engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities, and providing custom and standardized training in the area of industrial maintenance. The electrical contracting segment provides a wide range of electrical contracting services, mainly to industrial, commercial and institutional customers. The diesel engine components segment manufactures, remanufactures, repairs and engineers power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries.

The Company evaluates the performance of its business segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the three months ended April 2, 2006 and March 27, 2005 is shown in the following tables:

	Industrial	Electrical	Diesel Engine		Intersegment	April 2, 2006
2006	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$2,574	$-	$2,586	$-	$-	$5,160
Service revenue	5,647	2,444	-	-	-	8,091
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	27	-	-	(27)	-
Depreciation included in cost of revenues	85	22	34	-	-	141
Gross profit	1,836	333	546	-	(4)	2,711
Other depreciation & amortization	8	5	1	12	-	26
Interest expense	49	-	-	917	-	966
Net income (loss)	533	98	154	(1,571)	-	(786)
Total assets	37,004	10,264	12,101	54,575	(88,538)	25,406
Capital expenditures	21	45	39	13	-	118

NOTE K - SEGMENT INFORMATION (continued)

	Industrial	Electrical	Diesel Engine		Intersegment	March 27, 2005
2005	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$2,085	$-	$194	$-	$-	$2,279
Service revenue	5,062	1,695	-	-	-	6,757
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	11	-	-	(11)	-
Depreciation included in cost of revenues	71	17	14	-	-	102
Gross profit	1,454	157	(8)	-	(3)	1,600
Other depreciation & amortization	28	3	-	-	-	31
Interest expense	36	-	-	85	-	121
Net loss	(90)	(22)	(106)	-	-	(218)
Total assets	15,609	5,071	3,028	10,475	(17,599)	16,584
Capital expenditures	74	23	1,326	-	-	1,423

NOTE L - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Three Months Ended
	April 2, 2006	March 27, 2005

Issuance of common stock purchase warrants	$-	$630

Issuance of common stock in conjunction with asset acquisition	$-	$12

Issuance of note payable in conjunction with asset acquisition	$-	$30

Assumption of accrued liabilities in conjunction with asset acquisition	$-	$105

NOTE M - SUBSEQUENT EVENTS

Long-term debt, debentures

In April 2006, the debenture holders agreed to extend the maturity of the $4,025 of subordinated debentures from February 28, 2007 to February 28, 2008. All other terms of the debentures remain the same. There were no fees or penalties associated with the extension.

Senior Debt Financing

In May 2006, the Company entered into a Security and Purchase Agreement with Laurus. The Agreement provides financing comprised of a $1,600 Revolving Note and a $2,100 Term Note. The

NOTE M - SUBSEQUENT EVENTS (CONTINUED)

Notes mature in May 2009. Laurus agreed to advance funds under the Revolving Note in amounts up to 90% of eligible trade accounts receivable. Under the Term Loan, the Company must make monthly principal payments of $70 with interest beginning December 2006. In addition, the maximum outstanding balance allowable under the Revolving Note decreases $10 per month beginning December 2006. Interest is payable monthly at 2.5%, 1.5% and 1.0% over prime as published in the Wall Street Journal for the first $.3 million under the Revolving Note, the remaining $1.3 million under the Revolving Note, and the Term Notes, respectively.

The Notes are collateralized by a blanket security interest covering substantially all assets owned by the Company. Proceeds from the financing were used to acquire substantially all of the assets of E. T. Smith Services of Alabama, Inc., an Alabama corporation (“Smith Alabama”) pursuant to the terms and subject to the conditions included in an Asset Purchase Agreement dated May 31, 2006.

As part of the financing, Laurus received $133 in cash and was issued warrants for 375,000 shares of the Common Stock with an exercise price of $0.01 per share. Under the registration rights agreement with Laurus, the Company would be in default of its credit facility and is subject to certain penalties in the event the Company’s common stock is not quoted or listed on the OTC Bulletin Board, Nasdaq or a national exchange within 60 days after the effective date of the registration of its common stock. As a result, the Company is accounting for these warrants as a liability in accordance with EITF 00-19. The Company, using the Black-Scholes valuation model, estimates this liability to be approximately $92 at May 31, 2006.

Acquisition

On May 31, 2006, the Company acquired substantially all of the assets of Smith Alabama pursuant to the terms and subject to the conditions included in an Asset Purchase Agreement dated May 31, 2006. The purchase price is the sum of $2,837, which was paid in cash at closing, plus an adjustment amount to be paid in cash seven days after the closing based on accounts receivable and accounts payable outstanding as of the closing date. Smith Alabama provided electric motor repair, preventative maintenance and refurbishment for industrial companies such as utilities and manufacturers. The purchased assets include Smith Alabama’s repair facility located in Saraland, Alabama.

Registration Statement

MISCOR completed an initial public registration of its common stock on Form S-1, which was deemed effective by the Securities and Exchange Commission on May 12, 2006. The Company is currently pursuing a listing on the OTC Bulletin Board.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in three business segments: industrial services; electrical contracting services; and diesel engine components. We provide industrial services through our subsidiary Magnetech Industrial Services, Inc., and electrical contracting services through our subsidiary Martell Electric, LLC. In March 2005, we acquired certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. This created our third business segment, which we operate through our subsidiary HK Engine Components, LLC.

We manage these three segments separately because they offer different products and services, and each segment requires different technology and marketing strategies. We do not allocate corporate administrative and support services for the company to the segments.

The industrial services segment is primarily engaged in providing maintenance and repair services to industry, including repairing and manufacturing industrial electric motors and lifting magnets, and providing engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities. The electrical contracting segment provides a wide range of electrical contracting services, mainly to industrial, commercial and institutional customers. The diesel engine components segment manufactures, remanufactures, repairs and engineers power assemblies, engine parts and other components related to large diesel engines for the rail, utilities, maritime and offshore drilling industries.

Recent Developments

In May 2006, we acquired substantially all of the assets of E. T. Smith Services of Alabama Inc. (“Smith Alabama”). Smith Alabama provided electric motor repair, preventative maintenance and refurbishment for industrial companies such as utilities and manufacturers. The operating results of this business will be included with the industrial services segment.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for inventory costing, asset valuations, costs to complete and depreciation. Actual results could differ from those estimates.

Revenue recognition. Revenues in our industrial services and diesel engine components segments consist primarily of product sales and service of industrial magnets, electric motors and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based on historical experience. Our revenue recognition policies are in accordance with Staff Accounting Bulletins No. 101 and No. 104.

Revenues from Martell Electric, LLC’s electrical contracting business are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total costs to complete for each contract. Costs incurred on electrical contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on electrical contracts are recorded as part of other current liabilities.

Segment information. We report segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise.

Inventory. We value inventory at the lower of cost or market. Cost is determined by the first-in, first-out method. We periodically review our inventories and make adjustments as necessary for estimated obsolescence and slow-moving goods. The amount of any markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method. Useful lives of property, plant and equipment are as follows:

Buildings	30 years
Leasehold improvements	Shorter of lease term or useful life
Machinery and equipment	5 to 10 years
Vehicles	3 to 5 years
Office and computer equipment	3 to 10 years

Long-lived assets. We assess long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing, which is three years. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which is two years.

Warranty costs. We warrant workmanship after the sale of our products. We record an accrual for warranty costs based upon the historical level of warranty claims and our management’s estimates of future costs.

Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

Stock based compensation. Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the Modified Prospective Approach, the amount of compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of

SFAS No. 123R, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25.

As a result of adopting SFAS No. 123R on January 1, 2006, we recorded compensation cost of $1,000 for the three months ended April 2, 2006 based on the grant date fair value of the award of 500,000 shares at $0.25 per share. The total cost of the grant in the amount of $18,000 will be recognized over the four year period during which the employees are required to provide services in exchange for the award -- the requisite service period (usually the vesting period).

New Accounting Standards. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43. SFAS 151 was one of a number of projects by the FASB to converge United States accounting standards to International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expenses, freight, handling costs and spoilage to be recognized as current period charges. In addition, we are required to allocate fixed manufacturing overhead costs to the costs of conversion based on the normal capacity of the manufacturing facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 on January 1, 2006. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows as our existing inventory and conversion cost methodologies are generally consistent with that required by the new standard.

In June 2005, the Emerging Issues Task Force released EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, .Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF No. 05-4”). EITF 05-4 addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. EITF 05-4 specifically provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The consensus for EITF No. 05-4 has not been finalized.

Under our registration rights agreement with Laurus, if our common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, we are required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month). In addition, the embedded conversion rights under our senior secured facility with Laurus may be considered non-conventional under the guidance of paragraph 4 of EITF 00-19 because, subject to certain exceptions, the conversion price of the notes issued to Laurus may be adjusted. As a result, we may become subject to the guidance of EITF 05-4 upon the acceptance of our securities for trading on the OTC Bulletin Board. We are currently in the process of evaluating the impact EITF No. 00-19 and EITF 05-4 may have on our consolidated financial statements.

Results of Operations

Three Months Ended April 2, 2006 Compared to Three Months Ended March 27, 2005

Revenues. Total revenues increased by $4.3 million or 47% to $13.3 million in 2006 from $9.0 million in 2005. The increase in revenues resulted from increases in industrial services segment revenue of $1.1 million or 15% and electrical contracting segment revenues of $.8 million or 44%. The remainder of the increase in revenues resulted from the diesel engine components segment of $2.4 million, acquired in March 2005.

The increase in industrial services segment revenue resulted from an increase in product sales during 2006 to $2.6 million, which was $.5 million or 24% higher than product sales of $2.1 million during 2005, and an increase in service revenue during 2006 to $5.7 million, which was $.6 million or 12% higher than service revenue of $5.1 during 2005. The increase in product sales of $.5 million resulted primarily from increased sales of new motors. The increase in service revenues of $.6 million resulted from increases of all services, including motor and magnet repairs and other industrial services. The increase in electrical contracting segment revenues during 2006 resulted primarily from market penetration facilitated by increasing name recognition and a strong local construction market.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. We expect our rates of revenue growth from existing operations in our electrical contracting segment to slow relative to historical rates in 2006 and thereafter in light of our current market penetration and geographic markets. Revenues from our diesel engine components segment should increase in 2006 to reflect a full year of sales.

Cost of Revenues. Total cost of revenues in 2006 was $10.5 million or 80% of total revenues compared to $7.4 million or 82% of total revenues in 2005. The increase of $3.1 million in cost of revenues was due primarily to the overall increase in our total revenue. The decrease in cost of revenues as a percentage of total revenue from 2005 to 2006 of 2% was due to an increase in capacity utilization in the diesel engine components segment and improved performance in the electrical contracting segment.

Gross Profit. Total gross profit in 2006 was $2.7 million or 20% of total revenues compared to $1.6 million or 18% of total revenues in 2005. The increase of $1.1 million was due to increased revenues. Gross profit as a percentage of total revenue is expected to increase as diesel engine component segment revenues increase and capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.8 million to $2.5 million in 2006 from $1.7 million in 2005. Selling expenses increased 60% to $.8 million in 2006 from $.5 million in 2005 primarily due to higher salaries, benefits, commissions and travel and entertainment required to support the growth in total revenues. General and administrative expenses increased 42% to $1.7 million in 2006 from $1.2 million in 2005, primarily due to higher salaries and benefits to support the growing business, including the acquisition of HK Engine Components, LLC. Professional fees also increased due to costs associated with becoming a public company under federal securities laws.

Interest Expense and Other Income. Interest expense increased in 2006 to $966,000 from $121,000 in 2005. Interest on principal debt increased to $294,000 from $87,000 due to higher outstanding balances and interest rates. Interest related to the amortization of debt issue costs and debt discount costs on debentures and senior revolving debt increased $474,000 and $164,000, respectively.

Provision for Income Taxes. We have experienced net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax assets which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Loss. Net loss was $786,000 and $218,000 in 2006 and 2005, respectively. The increase in the net loss was due primarily to higher interest expense offset in part by higher operating income resulting from higher sales.

Liquidity and Capital Resources

At April 2, 2006 we had $431,000 of cash and approximately $5.5 million of working capital. Working capital decreased $525,000 from approximately $6.0 million at December 31, 2005. Our total debt to equity ratio increased from approximately 4.1:1 to 5.0:1 from December 31, 2005 to April 2, 2006 due to increases in short term borrowings under the revolving note and the net loss incurred during the quarter ended April 2, 2006.

We have incurred operating losses since we began operations in 2000. The operating losses were due to start up costs, including start up costs associated with acquisitions, underutilized operating capacity and costs incurred to build a corporate infrastructure sufficient to support increasing sales from existing operations and acquisitions for the foreseeable future. We funded these accumulated operating losses, increases in working capital, contractual obligations, acquisitions and capital expenditures with investments and advances from our majority stockholder ($7.2 million), a private debt offering ($4.0 million), private equity offerings ($2.7 million), trade credit and bank loans.

Our net loss for the three months ended April 2, 2006 of $786,000 included non-cash expenditures of depreciation and amortization of $167,000, and amortization related to debt issue and debt discount costs of $672,000.

Net Cash provided by operating activities was $237,000 for the three months ended April 2, 2006, and net cash used in operating activities was $676,000 for the three months ended March 27, 2005. For the three months ended April 2, 2006, net cash provided by operations resulted in part from decreases in accounts receivable and prepaid expenses totaling $232,000, while decreases in accounts payable were mostly offset by increases in accrued expenses and other current liabilities. Accounts receivable decreased due to improved collections and inventory did not materially change, despite higher sales. For the three months ended March 27, 2005, net cash used in operating activities was due to the net loss and an increase in accounts receivable, inventories and prepaid expenses totaling approximately $1.4 million, offset in part by increases in accounts payable and accrued expenses and other liabilities totaling $726,000. The changes in current assets and current liabilities resulted primarily from the increase in sales and slower collections of accounts receivable.

Accounts receivable and inventory may increase if sales increase. Several of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business. We expect this condition to continue for the immediate future.

During the three months ended April 2, 2006, net cash outflows from investing activities were $115,000, comprised mostly of the acquisition of machinery and equipment of $118,000. During the three months ended March 27, 2005, net cash outflows from investing activities were approximately $2.5 million comprised of the acquisition of certain assets related to the diesel engine operations of Hatch & Kirk, Inc. in March 2005 of approximately $2.4 million. We also acquired machinery and equipment of $97,000 during the three months ended March 27, 2005.

We generated $286,000 from financing activities during the three months ended April 2, 2006 with net short term borrowings under the revolving note of $388,000, partially reduced by the repayment of $100,000 on the term note. We generated approximately $3.1 million from financing activities during the three months ended March 27, 2005 primarily from the issuance of convertible, subordinated debentures of approximately $3 million, short term borrowings and advances from stockholder in the amount of $403,000, offset by debt issuance costs associated with the subordinated debenture offering of $341,000.

We are undertaking various activities to improve our future cash flows. These activities include efforts to collect accounts receivable at a faster rate and to decrease inventory levels by improving controls over purchasing and more aggressive selling efforts. In that regard, we do not expect our accounts receivable to become more difficult or unlikely to collect, and we feel our inventory levels are consistent with anticipated future sales and not excessive.

From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bear interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders do not elect to convert their debentures. Each debenture holder has the option to convert principal and accrued interest under the debentures into shares of our common stock at a fixed conversion price of $0.3404926 per share, subject to certain anti-dilution adjustments. As of April 2, 2006, no debenture holder has elected to convert principal and accrued interest. To the extent that any debenture holder elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly. If no debenture holder elects to convert before maturity, we will be obligated to make principal and accrued interest payments totaling approximately $4.7 million on February 28, 2008. We are uncertain whether we will generate sufficient funds from operations to make that entire payment. If not, then absent exercise of the debenture holders’ conversion rights, we will have to refinance this indebtedness at its maturity or otherwise raise additional capital through debt or equity financing to pay off the indebtedness. There is no assurance that we will successfully refinance the indebtedness or secure such other financing on terms acceptable to us, or at all. If we are not successful, we would default under the debentures.

If we default under the debentures, all unpaid amounts will accrue interest at a rate of 15% per year from the date of default until paid. Other remedies available to the debenture holders upon an event of default, which remedies are subject and subordinate in right to the rights of Laurus as our senior secured lender, include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the debenture documents. The events of default under the debenture documents include failure to pay principal and interest when due, breach of any covenant under the debenture documents that continues unremedied for 10 days, certain events relating to bankruptcy, default under other indebtedness in a principal amount exceeding $200,000, a judgment in excess of $50,000 is levied against our assets, and other events described in the debenture documents.

In August 2005, we entered into a $10.0 million credit facility with Laurus Master Fund, Ltd. At April 2, 2006, we had borrowed an aggregate of $8.1 million under the facility: $2.9 million under a term note, $4.0 million under a minimum borrowing note and $1.2 million under a revolving note.

The notes bear interest at an annual rate of 1% over the prime rate as published in The Wall Street Journal. Interest is payable monthly, in arrears, beginning on September 1, 2005. The notes mature on August 24, 2008, are convertible into our common stock, and are secured by a first priority lien in our assets and our pledge of the equity interests in our subsidiaries. The obligations to Laurus also are guaranteed by certain subsidiaries.

The provisions of the revolving note include a lock-box agreement and also allow Laurus, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Based on further analysis of the terms of the revolving note, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Laurus, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of our business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this revolving note facility, Laurus has not applied any additional reserves to the borrowing base calculation. We do not anticipate any changes in our business practices that would result in any material adjustments to the borrowing base calculation. However, we cannot be certain that additional reserves will not be assessed by Laurus to the borrowing base calculation. As a result, we classify borrowings under the revolving note facility as a short-term obligation.

The term note issued to Laurus requires monthly principal payments of $100,000, together with all accrued and unpaid interest, beginning on March 1, 2006. Subject to the conversion limitations noted below, monthly payments of principal and interest under the term note must be made in shares of our common stock if (i) the average of the closing prices of our common stock as reported on our principal trading market for the five trading days immediately preceding the payment due date is greater than or equal to 110% of the then-applicable conversion price, and (ii) the amount of such conversion does not exceed 28% of the aggregate dollar trading volume of our common stock for the period of 22 trading days immediately preceding such date. Otherwise, we must pay Laurus an amount in cash equal to 101% of the principal and interest due. We believe that our existing working capital and cash provided by operations will be adequate to allow us to make such principal and interest payments in cash rather than stock for at least the next 12 months. We have discussed with Laurus the possibility of postponing the monthly principal payment for three to six months to preserve working capital while we strive to achieve profitability and adequate cash flow to support continued growth, capital expenditures and term debt repayment. We have not come to mutually acceptable terms and cannot predict the outcome of future discussions.

Laurus has the option to convert all or any portion of the outstanding principal amount and/or accrued interest and fees under each note into shares of our common stock. With respect to the first $3.5 million aggregate principal amount converted under the minimum borrowing note, the conversion price is $0.19 per share. With respect to the remaining principal amount, the conversion price is $0.32 per share. The conversion price under the term note is $0.26 per share. Each of the foregoing conversion prices is subject to certain anti-dilution adjustments.

None of the obligations under the notes may be converted into our common stock to the extent that conversion would result in Laurus having beneficial ownership in excess of 9.99% of our issued and outstanding common stock. This conversion limitation becomes null and void if we are in default under our obligations to Laurus or on 75 days’ prior notice by Laurus. Further, the obligations are not convertible into our common stock unless:

•
(i) an effective current registration statement covering the shares of common stock exists or (ii) an exemption from registration for resale of all of the common stock is available pursuant to Rule 144 of the Securities Act of 1933; and

•	no event of default exists and is continuing.

To the extent that Laurus elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly. If Laurus does not exercise its conversion right or is prevented from doing so, we will be obligated to repay the outstanding principal and interest on August 24, 2008. We do not anticipate being able to generate sufficient funds from operations to pay all such principal and interest on that date. Consequently, absent exercise of Laurus’ conversion rights, we anticipate having to refinance this indebtedness at its maturity or otherwise raise additional capital through debt or equity financing to pay off the indebtedness. There is no assurance that we will successfully refinance the indebtedness or secure such other financing on terms acceptable to us, or at all. If we are not successful, we would default under the notes.

If we default under the notes, then the interest on the outstanding principal balance of each note will increase at a rate of 1% per month until the default is cured or waived, and Laurus can require a default payment equal to 112% of the outstanding principal, interest and fees due to it. Other remedies available to Laurus upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents with Laurus. The events of default under the notes include failure to pay amounts within five days after the applicable due date, material breach of our loan agreement with Laurus that continues unremedied for 30 days, material breach of any other agreement with Laurus that continues unremedied beyond any applicable grace period, certain events relating to bankruptcy, we cease operations or experience a change of control, our common stock is not listed or quoted on an established trading market or exchange on or before July 15, 2006, and other events described in our loan agreement with Laurus.

The Laurus financing arrangement has features that may be subject to EITF No. 00-19 and EITF No. 05-4. EITF No. 05-4 currently does not apply to us, but will apply to us when we become a publicly traded company upon acceptance of our securities for trading on the OTC Bulletin Board. We are currently in the process of evaluating the effect EITF No. 00-19 and EITF No. 05-4 may have on our consolidated financial statements and do not know if the effect will be material.

Our current financing arrangements do not contain any financial covenant measures, such as minimum working capital, debt to equity or debt coverage ratios, that materially restrict our ability to undertake financing. These arrangements do include, however, restrictions on our ability to incur new indebtedness (other than trade debt), whether secured or unsecured, to redeem our capital stock, to issue preferred stock, and to pay dividends on any of our capital stock. In addition, so long as the senior secured notes we issued are outstanding, Laurus has a right of first refusal with respect to any future debt financing that is convertible into our capital stock. These restrictions and the right of first refusal will make it more difficult to obtain future financing for our business.

Following is a summary of fixed payments related to certain contractual obligations as of April 2, 2006 (amounts in thousands):

As of April 2, 2006:		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	$15,232	$6,458	$8,767	$7	$-
Lease Obligations	3,919	806	1,546	1,016	551
Total	$19,151	$7,264	$10,313	$1,023	$551

We believe that our existing working capital, cash provided by operations and our existing senior credit facility with Laurus, under which we had an additional $1.3 million available as of April 2, 2006, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions. As of April 2, 2006, we did not have any material commitments for capital expenditures.

In May 2006, we entered into a Security and Purchase Agreement with Laurus. The agreement provides financing comprised of a $1.6 million revolving note and a $2.1 million term note. The notes mature in May 2009. Laurus agreed to advance funds under the revolving note in amounts up to 90% of eligible trade accounts receivable. Under the term note, we must make monthly principal payments of $70,000 with interest beginning December 2006. In addition, the maximum outstanding balance allowable under the revolving note decreases $10,000 per month beginning December 2006. Interest is payable monthly at 2.5% over prime as published in the Wall Street Journal for the first $.3 million under the revolving note, 1.5% over prime as published in the Wall Street Journal for the remaining $1.3 million under the revolving note and 1.0% over prime as published in the Wall Street Journal for the term note.

The notes are collateralized by a blanket security interest covering substantially all assets we own. Proceeds from the financing were used to acquire substantially all of the assets of Smith Alabama pursuant to the terms and subject to the conditions included in an Asset Purchase Agreement dated May 31, 2006.

As part of the financing, Laurus received $133,000 in cash and was issued warrants for 375,000 shares of our common stock with an exercise price of $0.01 per share. We will use the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants.

Our future working capital needs and capital-expenditure requirements will depend on many factors, including our rate of revenue growth, the rate and size of future business acquisitions, the expansion of our marketing and sales activities, and the rate of development of new products and services. To the extent that funds from the sources described above are not sufficient to finance our future activities, we will need to improve future cash flows and/or raise additional capital through debt or equity financing or by entering into strategic relationships or making other arrangements. Any effort to improve cash flows, whether by increasing sales, reducing operating costs, collecting accounts receivable at a faster rate, reducing inventory and other means, may not be successful. Further, any additional capital we seek to raise might not be available on terms acceptable to us, or at all.

Discussion of Forward-Looking Statements

We have made “forward-looking statements” in this document within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Report. Other factors that may affect our operations and prospects are discussed in our Registration Statement on Form S-1 (Reg. No. 333-12354), “Risk Factors.” We undertake no duty to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate market risk with respect to our debt. Our total debt as of April 2, 2006 had a carrying value of approximately $14.1 million and a fair value of approximately $17.9 million. As of April 2, 2006, 73% of our total debt was subject to variable interest rates. As of April 2, 2006, the weighted-average interest rate of our debt was 7.59%. To the extent that we refinance our existing debt or incur additional debt outside of our currently existing arrangements, we will be subject to additional interest rate market risk, which could be substantial.

Our exposure to interest rate market risk with respect to cash is limited because our cash balances are maintained in a bank deposit account.

We are exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a customer of its contractual obligations. Our exposure generally relates to receivables and unbilled revenue for services provided. We maintain credit policies intended to minimize credit risk and actively monitor these policies.

Our exposure to foreign currency exchange rate risk is limited because substantially all of our transactions are conducted in United States dollars, and we do not believe that a change in any exchange rate of 10% would have a material impact on our consolidated results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The Registration Statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. To date, no shares have been issued upon the exercise of warrants and, to our knowledge, no shares have been sold by selling shareholders pursuant to the offering. We have incurred total expenses in connection with the offering of $400,000 and have received no offering proceeds.

ITEM 6.	EXHIBITS

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

June 21, 2006	By:	/s/ Richard J. Mullin
Richard J. Mullin
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)