Form 10-Q
period 2006-07-02
MISCOR GROUP, LTD.
filed 2006-08-16
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2006, there were 106,305,916 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	July 2, 2006	December 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,060	$23
Accounts receivable, net of allowance for doubtful accounts of $354 and $341, respectively	10,077	8,677
Inventories, net	8,404	8,415
Prepaid expenses and other current assets	1,078	1,050
Total current assets	20,619	18,165

PROPERTY AND EQUIPMENT, net	6,690	4,110

OTHER ASSETS
Deposits	143	89
Debt issue costs, net	2,551	3,354
Other intangibles, net	2	3
Total other assets	2,696	3,446

Total Assets	$30,005	$25,721

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $719 and $885, respectively	$5,870	$3,961
Current portion of long-term debt	1,714	1,024
Accounts payable	6,334	5,356
Accrued expenses and other current liabilities	2,398	1,771
Total current liabilities	16,316	12,112

LONG TERM LIABILITIES
Long-term debt, net of discount of $328 and $484, respectively	6,752	5,603
Long-term debt, Stockholder	3,000	3,000
Warrant liability	826	-
Total long-term liabilities	10,578	8,603

Total liabilities	26,894	20,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 300,000,000 shares authorized; 106,305,916 and 104,608,962 shares issued and outstanding, respectively	7,660	7,659
Additional paid in capital	8,842	8,840
Deferred compensation	(47)	(57)
Accumulated deficit	(13,344)	(11,436)
Total Stockholders' equity	3,111	5,006

Total Liabilities and Stockholders' Equity	$30,005	$25,721

The accompanying notes are an integral part of these condensed consolidated financial statements

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the 3 months ended		For the 6 months ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
	(Unaudited)
REVENUES
Product sales	$4,771	$4,346	$9,931	$6,625
Service revenue	9,715	6,771	17,806	13,528
Total revenues	14,486	11,117	27,737	20,153

COST OF REVENUES
Product sales	3,728	3,363	7,581	5,117
Service revenue	7,718	5,532	14,405	11,214
Total cost of revenues	11,446	8,895	21,986	16,331

Gross Profit	3,040	2,222	5,751	3,822

Selling, general and administrative expenses	2,564	2,306	5,095	4,003

Operating income (loss)	476	(84)	656	(181)

Loss on warrant liability	826	-	826	-
Interest expense	772	421	1,738	542

NET LOSS	$(1,122)	$(505)	$(1,908)	$(723)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares	105,557,679	97,030,006	105,367,295	97,019,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the 6 months ended
	July 2, 2006	June 26, 2005
	(Unaudited)

OPERATING ACTIVITIES
Net cash provided (utilized) by operating activities	$790	$(3,900)

INVESTING ACTIVITIES

Acquisition of business assets	(2,987)	(2,533)
Acquisition of property and equipment	(198)	(360)
Proceeds from disposal of property and equipment	11	3
Net cash utilized by investing activities	(3,174)	(2,890)

FINANCING ACTIVITIES

Cash Overdraft	-	811
Payments on capital lease obligations	(7)	-
Short term borrowings, net	1,743	2,581
Advances from Stockholder, net	-	(121)
Borrowings (repayments) of long-term debt, net	1,690	-
Proceeds from the issuance of debentures	-	4,025
Debt issuance costs	(6)	(528)
Proceeds from the issuance of shares and exercise of warrants	1	-
Net cash provided by financing activities	3,421	6,768

INCREASE (DECREASE) IN CASH	1,037	(22)
Cash, beginning of year	23	109

Cash, end of period	$1,060	$87

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$460	$170

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS IN THE PERIOD ENDED JULY 2, 2006

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (“the Company”) of and for the three and six months ended July 2, 2006 and June 26, 2005, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of our management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and six months ended July 2, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the Modified Prospective Approach. See Note G for further detail regarding the adoption of this standard.

EITF 05-4

Warrants, issued in conjunction with the Senior Debt Financing were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19 Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Due to certain factors and the liquidated damage provision in the Registration Rights Agreements, the Company determined that the warrants are derivative liabilities. Accordingly, the warrants will be marked to market through earnings at the end of each reporting period (see Note F).

NOTE C - ACQUISITIONS

In May 2006, the Company acquired certain business assets in a transaction accounted for using the purchase method. Accordingly, the results of operations from these net assets acquired are included in the Company’s consolidated financial statements from that date forward. The acquisition of net assets was made for the purpose of expanding the Company’s market penetration into the industrial services segment. The aggregate purchase price was $3,719, and was allocated to assets acquired based on their estimated fair values at the date of acquisition. The purchase price consideration consisted of cash of $2,987 at closing, including transaction costs of $150, which paid for all inventory, property, plant and equipment. The balance of $732, representing the accounts receivable purchased less accounts payable assumed, was paid in July 2006. The allocation of the purchase price was as follows:

Accounts receivable	$1,116
Inventory	89
Work-in process	85
Finished goods	50
Property, plant and equipment	2,763
Accounts payable	(384)
$3,719

The following table presents the unaudited results of operations of the Company as if the acquisition had been consummated as of January 1, 2005, and includes certain pro forma adjustments, including depreciation and amortization on the assets acquired.

	Six months ended
	July 2, 2006	June 26, 2005

Revenues	$31,205	$22,427
Net loss	$(1,670)	$(680)
Basic and diluted loss per share	$(0.02)	$(0.01)

NOTE D - EARNINGS PER SHARE

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

For the six months ended July 2, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 20,604,213 shares of common stock, senior and subordinated debt convertible into 75,871,702 common shares, and options to purchase 500,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the six months ended June 26, 2005, the Company’s common stock equivalents, consisting of warrants to purchase 14,938,593 shares of common stock and subordinated debt convertible into 11,821,108 common shares, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the three and six months ended July 2, 2006 and June 26, 2005, respectively, as there were no potentially dilutive securities outstanding.

NOTE E - INVENTORY

Inventory consists of the following:

	July 2, 2006	December 31, 2005

Raw materials	$2,024	$2,666
Work-in-process	3,690	3,887
Finished goods	2,859	1,979
	8,573	8,532
Less: allowance for slow moving and obsolete inventories	(169)	(117)
	$8,404	$8,415

NOTE F - DEBT

Long-term debt

Long-term debt consists of the following:

	July 2, 2006	December 31, 2005

Note payable to Stockholder, due December 2008, plus interest at prime rate less 1%; (7.25% and 6.25% at July 2, 2006 and December 31, 2005, respectively), secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $328 and $484 at July 2, 2006 and December 31, 2005, respectively)	3,697	3,541

Note payable to former employee in annual principal payments of $10, unsecured and without interest	20	30

Revolving note due in August 2008 (net of discount of $719 and $885 at July 2, 2006 and December 31, 2005, respectively) with interest payable monthly at 1% over the Wall Street Journal prime rate (9.25% and 8.25% at July 2, 2006 and December 31, 2005), secured by substantially all assets owned by the Company	4,582	3,961

Term note payable in monthly principal payments of $100 plus interest at 1% above the Wall Street Journal prime rate (9.75% and 8.25% at July 2, 2006 and December 31, 2005, respectively), secured by substantially all assets owned by the Company and maturing in August 2008	2,600	3,000

Revolving note due May 31, 2009 with interest payable monthly (see below), secured by substantially all assets owned by the Company	1,288	-

Term note payable in monthly principal payments of $70 beginning December 2006 plus interest at (see below), secured by substantially all assets owned by the Company and maturing in May 2009	2,100	-

Capital lease obligations	49	56
	17,336	13,588
Less: current portion	(7,584)	(4,985)

	$9,752	$8,603

New Senior Debt Financing

In May 2006, the Company entered into a second Security and Purchase Agreement with Laurus. The Agreement provided financing comprised of a $1,600 Revolving Note and a $2,100 Term Note. The Notes mature in May 2009. Laurus agreed to advance funds under the Revolving Note in amounts up to 90% of eligible trade accounts receivable. Interest is payable monthly at 2.5% and 1.5% over prime (9.75% at July 2, 2006) as published in the Wall Street Journal for the first $.3 million and the remaining $1.3 million under the Revolving Note, respectively. The maximum outstanding balance allowable under the Revolving Note decreases $10 per month beginning December 2006.

Under the Term Loan, the Company must make monthly principal payments of $70 with interest beginning December 2006. Interest is payable monthly at 1.0% over prime (9.25% at July 2, 2006) as published in the Wall Street Journal under the Term Note.

The Notes are collateralized by a blanket security interest covering substantially all assets owned by the Company. Proceeds from the financing were used to acquire substantially all of the assets of E. T. Smith Services of Alabama, Inc., an Alabama corporation (“Smith Alabama”) pursuant to the terms and subject to the conditions included in an Asset Purchase Agreement dated May 31, 2006.

As part of the financing, Laurus received $133 in cash and was issued warrants for 375,000 shares of the Common Stock with an exercise price of $0.01 per share. Under the registration rights agreement with Laurus, the Company would be in default of its credit facility and is subject to certain penalties in the event the Company’s common stock is not quoted or listed on the OTC Bulletin Board, Nasdaq or a national exchange within 60 days after the effective date of the registration of its common stock (See Note N). As a result, the Company is accounting for these warrants as a liability in accordance with EITF No. 00-19 and EITF No. 05-4. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, expected volatility of 41.8%, risk-free interest rate of 5.1% and an expected life of the common stock purchase warrants of seven years. The Company recorded a liability of $91 at July 2, 2006 and the warrants will be marked to market through earnings at the end of each reporting period.

NOTE F - DEBT (CONTINUED)

The provisions of the $7,000 and $1,600 Revolving Notes include a lock-box agreement and also allow Laurus, in its reasonable credit judgment, to assess additional reserves, or reduce the advance rate, against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Based on further analysis of the terms of the Revolving Notes, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Laurus, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company's business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of these Revolving Note facilities, Laurus has not applied any additional reserves to the borrowing base calculation. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Laurus to the borrowing base calculation. As a result, the Company classifies borrowings under the Revolving Note facilities as short-term obligations.

Aggregate maturities of long-term debt for the periods subsequent to July 2, 2006 on a calendar year basis are as follows:

Years Ending December 31,
2006	$ 7,266
2007	2,065
2008	8,691
2009	361

Following is a summary of interest expense for the three and six months ended July 2, 2006 and June 26, 2005:

	Three Months Ended		Six Months Ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005

Interest expense on principal	$312	$146	$607	$234
Amortization of debt issue costs	327	175	809	183

Amortization of debt discount - debentures and revolving notes payable	133	100	322	125

Total interest expense	$772	$421	$1,738	$542

NOTE G - STOCKHOLDERS’ EQUITY

Equity Issuance and Warrants

As part of the Senior Debt Financing (Note F) in August 2005, Laurus was issued 6,163,588 shares of the Common Stock valued at $0.25 per share or $1,541 at closing and warrants for 7,352,941 shares of the Common Stock at an exercise price of $0.34 per share. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, expected volatility of 41.8%, risk-free rate of 5.1% and an expected life of the common stock purchase warrants of 6.2 years. The Company recorded a liability of $735 at July 2, 2006, and the warrants will be marked to market through earnings at the end of each reporting period.

In the event the Company’s common stock is not quoted or listed on the OTC Bulletin Board, Nasdaq or a national exchange within 60 days, with continued quotation or listing, after the effective date of the registration of its common stock, the Company would be in default of its credit facility with Laurus, and would be subject to certain penalties (See Note N). As a result, the Company is accounting for these warrants as liabilities in accordance with EITF 00-19 and EITF 05-4. At July 2, 2006 and December 31, 2005, the warrants had no value as calculated using the Black-Scholes model. The Company will continue to determine the estimated fair value of these warrants on a quarterly basis in accordance with EITF 00-19 and EITF 05-4.

Equity Incentive Plans

2005 Stock Option Plan

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company recorded compensation cost of $1 and $2 for the three and six months ended July 2, 2006 based on the grant date fair value of the award of 500,000 shares at $0.25 per share. The total cost of the grant in the amount of $18 will be recognized over the four year period during which the employees are required to provide services in exchange for the award -- the requisite service period (usually the vesting period).

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

2005 Restricted Stock Purchase Plan

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

With the adoption of SFAS No. 123R on January 1, 2006, the Company recorded compensation cost of $5 and $10 for the three and six months ended July 2, 2006 based on the grant date fair value of the 250,000 restricted shares of common stock at $0.2491 per share. The total cost of the restricted shares of common stock in the amount of $62 will be recognized over the three year restriction period during which the employees are required to provide services in exchange for the award.

Registration Statement

MISCOR completed an initial public registration of its common stock on Form S-1, which was declared effective by the Securities and Exchange Commission on May 12, 2006. The Company’s common stock was accepted for trading on the OTC Bulletin Board, effective August 1, 2006.

NOTE H - RELATED PARTY TRANSACTIONS

Long-term debt, stockholder

The Company was indebted to its majority stockholder for a note payable with a balance of $3,000 at July 2, 2006 (see Note F). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $52 and $43 for the three months ended, and $101 and $71 for the six months ended July 2, 2006 and June 26, 2005, respectively.

In September 2005, the Company provided John A. Martell, its CEO and majority shareholder, a conversion option which allows Mr. Martell to convert any or all of his $3,000 outstanding note payable into shares of common stock of the Company at a conversion price of $0.10 per share.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its majority stockholder. Total rent expense under these agreements was approximately $78 and $70 for the three months ended, and $162 and $139 for the six months ended July 2, 2006 and June 26, 2005, respectively.

Advances from stockholder

The majority stockholder has made other unsecured advances to the Company. The balance as of July 2, 2006 and December 31, 2005 was $-0-. Beginning in January 2004, the Company began paying monthly interest at the prime rate on the outstanding advances. Interest expense on the advances from the majority stockholder was $-0- and $5 for the three months ended and $-0- and $9 for the six months ended July 2, 2006 and June 26, 2005, respectively.

NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At July 2, 2006 and December 31, 2005, approximately 21% and 25% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 24% and 18% of gross receivables were due from entities in the railroad industry, respectively. No single customer accounted for more than 10% of gross accounts receivable at July 2, 2006 and December 31, 2005. Additionally, no single customer accounted for more than 10% of sales for the three and six months ended July 2, 2006 and June 26, 2005.

NOTE J - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At July 2, 2006 and December 31, 2005, approximately 36% and 42%, respectively, of the Company’s employees were covered by collective bargaining agreements. Two of the collective bargaining agreements, representing 23% of the Company’s employees, expired as of July 2, 2006. The Company and unions are working without a contract until an agreement is reached.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt and stockholder guarantees

The fair value of debt differs from the carrying amount due to guarantees by the Company’s majority stockholder. At July 2, 2006 and December 31, 2005, the aggregate fair value of debt, with an aggregate carrying value of $17,336 and $13,588, respectively, is estimated at $21,838 and $17,509, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties and without guarantees from the Company’s stockholder.

NOTE L - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. The Company operated primarily in two segments, industrial services and electrical contracting services, through December 31, 2004. The Company’s wholly owned subsidiary, Magnetech Industrial Services, Inc., provides industrial services to its customers. Electrical contracting services are provided by the Company’s other wholly owned subsidiary, Martell Electric LLC.

In March 2005, the Company acquired certain operating assets of Hatch & Kirk, Inc. and formed a subsidiary named HK Engine Components, LLC which it operates as a third segment - engine components. These three segments are managed separately because they offer different products and services and each segment requires different technology and marketing strategies. The Company intends to integrate the selling efforts of HK Engine Components and MIS to further penetrate the rail industry. Corporate administrative and support services for the Company are not allocated to the segments but are presented separately.

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

The Company evaluates the performance of its business segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended July 2, 2006 and June 26, 2005 is shown in the following tables:

	Industrial	Electrical	Diesel Engine		Intersegment	Three Months Ended July 2, 2006
2006	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$2,197	$-	$2,574	$-	$-	$4,771
Service revenue	6,704	3,011	-	-		9,715
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	34	-	-	(34)	-
Depreciation included in cost of revenues	107	25	39	-	-	171
Gross profit	2,310	413	324	-	(7)	3,040
Other depreciation & amortization	11	6	1	13	-	31
Interest expense	78	-	-	694	-	772
Net income (loss)	1,020	131	(89)	(2,184)	-	(1,122)
Total assets	50,760	13,570	14,521	68,307	(117,153)	30,005
Capital expenditures	2,769	58	2	14	-	2,843

NOTE L - SEGMENT INFORMATION (continued)

	Industrial	Electrical	Diesel Engine		Intersegment	Three Months Ended June 26, 2005
2005	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$2,346	$-	$1,998	$-	$-	$4,346
Service revenue	4,625	2,146	-	-	-	6,771
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	60	-	-	(60)	-
Depreciation included in cost of revenues	85	18	25	-	-	128
Gross profit	1,671	316	253	-	(18)	2,222
Other depreciation & amortization	15	4	1	18	-	38
Interest expense	43	-	-	378	-	421
Net income (loss)	118	134	(117)	(640)	-	(505)
Total assets	18,629	6,150	5,096	13,362	(21,993)	21,244
Capital expenditures	199	22	149	-	-	370

	Industrial	Electrical	Diesel Engine		Intersegment	Six Months Ended July 2, 2006
2006	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$4,771	$-	$5,160	$-	$-	$9,931
Service revenue	12,351	5,455	-	-	-	17,806
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	61	-	-	(61)	-
Depreciation included in cost of revenues	192	47	73	-	-	312
Gross profit	4,146	746	870	-	(11)	5,751
Other depreciation & amortization	19	11	2	25	-	57
Interest expense	127	-	-	1,611	-	1,738
Net income (loss)	1,553	229	65	(3,755)	-	(1,908)
Total assets	50,760	13,570	14,521	68,307	(117,153)	30,005
Capital expenditures	2,790	103	41	27	-	2,961

NOTE L - SEGMENT INFORMATION (continued)

	Industrial	Electrical	Diesel Engine		Intersegment	Six Months Ended June 26, 2005
2005	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$4,433	$-	2,192	$-	$-	$6,625
Service revenue	9,687	3,841	-	-	-	13,528
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	71	-	-	(71)	-
Depreciation included in cost of revenues	156	35	39	-	-	230
Gross profit	3,125	473	245	-	(21)	3,822
Other depreciation & amortization	25	7	1	36	-	69
Interest expense	79	-	-	463	-	542
Net income (loss)	607	112	(223)	(1,219)	-	(723)
Total assets	18,629	6,150	5,096	13,362	(21,993)	21,244
Capital expenditures	273	45	1,475	-	-	1,793

NOTE M - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Six Months Ended
	July 2, 2006	June 26, 2005

Issuance of common stock purchase warrants	$-	$2,382

Issuance of common stock in conjunction with issuance of debentures	$-	$12

Issuance of common stock in conjunction with asset acquisition	$-	$12

Issuance of note payable in conjunction with asset acquisition	$-	$30

Amounts payable to seller in conjunction with asset acquisition	$732	$-

Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	$384	$105

NOTE N - SUBSEQUENT EVENTS

Senior Debt Financing

On July 14, 2006, the Company and Laurus entered into an amendment to the Senior Debt Financing for the purpose of extending the time allowed for the Company to cause its common stock to be listed on the OTC Bulletin Board or a National Exchange from July 15, 2006 to August 31, 2006.

On July 31, 2006, the Company and Laurus entered into an amendment to the Registration Rights Agreement dated May 31 2006, for the purpose of extending to August 31, 2006 the time allowed for the Company to file a registration statement required to be filed to register the shares of common stock issuable to Laurus upon exercise of certain warrants held by Laurus.

OTC Bulletin Board

On August 1, 2006 the Company received approval from the National Association of Securities Dealers, Inc. for the quotation of it common stock on the OTC Bulletin Board.

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

Recent Developments

In May 2006, we acquired substantially all of the assets of E. T. Smith Services of Alabama Inc. (“Smith Alabama”). Smith Alabama provided electric motor repair, preventative maintenance and refurbishment for industrial companies such as utilities and manufacturers. The operating results of this business are included with the industrial services segment.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing, which is three years. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which is two years. In April 2006, the debenture holders agreed to extend the maturity from February 28, 2007 to February 28, 2008. Beginning in April 2006, the unamortized costs related to the debenture financing are amortized through the extended maturity date.

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

As a result of adopting SFAS No. 123R on January 1, 2006, we recorded compensation cost of $1,000 and $2,000 for the three and six months ended July 2, 2006, respectively, based on the grant date fair value of the award of 500,000 shares at $0.25 per share. The total cost of the grant in the amount of $18,000 will be recognized over the four year period during which the employees are required to provide services in exchange for the award -- the requisite service period (usually the vesting period).

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

Under our registration rights agreement with Laurus, if our common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, we are required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month). In addition, the embedded conversion rights under our senior secured facility with Laurus may be considered non-conventional under the guidance of paragraph 4 of EITF No. 00-19 because, subject to certain exceptions, the conversion price of the notes issued to Laurus may be adjusted. As a result, warrants, issued in conjunction with the Laurus financing, were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19 Acounting for Derivative Financial Instruments Index to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in,a Company’s Own Stock. Due to certain factors and the liquidated damage provision in the Registration Rights Agreements, the Company determined that the warrants are derivative liabilities.

Results of Operations

Three Months Ended July 2, 2006 Compared to Three Months Ended June 26, 2005

Revenues. Total revenues increased by $3.4 million or 31% to $14.5 million in 2006 from $11.1 million in 2005. The increase in revenues resulted from increases in industrial services segment revenue of $1.9 million or 28% and electrical contracting segment revenues of $.9 million or 40%, and diesel engine components segment revenues of $.6 million or 29%.

The increase in industrial services segment revenue resulted from a decrease in product sales during 2006 to $2.2 million, which was $.1 million or 4% lower than product sales of $2.3 million during 2005, and an increase in service revenue during 2006 to $6.7 million, which was $2.1 million or 46% higher than service revenue of $4.6 million during 2005. The increase in service revenues of $2.1 million resulted from increases of all services, including motor and magnet repairs of $1.2 million and $.4 million, respectively and various other industrial services. Motor repairs increased in part due to the acquisition of certain assets of Smith Alabama in May 2006.

The increase in electrical contracting segment revenues during 2006 resulted primarily from market penetration facilitated by increasing name recognition, geographic expansion and a strong local construction market.

The increase in diesel engine component segment revenues during 2006 resulted primarily from market penetration.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. Revenues from our industrial services segment should increase to reflect the acquisition of Smith Alabama. We expect our rates of revenue growth from existing operations in our electrical contracting segment to slow relative to historical rates in 2006 and thereafter in light of our current market penetration and geographic markets. Revenues from our diesel engine components segment should increase in 2006 to reflect a full year of sales.

Cost of Revenues. Total cost of revenues in 2006 was $11.5 million or 79% of total revenues compared to $8.9 million or 80% of total revenues in 2005. The increase of $2.6 million in cost of revenues was due primarily to the overall increase in our total revenue. The decrease in cost of revenues as a percentage of total revenue from 2005 to 2006 of 1% was due to improved operating performance in the industrial services segment.

Gross Profit. Total gross profit in 2006 was $3.0 million or 21% of total revenues compared to $2.2 million or 20% of total revenues in 2005. The increase of $.8 million was due to increased revenues. Gross profit as a percentage of total revenue is expected to increase as diesel engine component segment revenues increase and capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.3 million or 11% to $2.6 million in 2006 from $2.3 million in 2005. Selling expenses increased 14% to $.8 million in 2006 from $.7 million in 2005 primarily due to higher commissions on increased sales and higher travel and entertainment expenses required to support the growth in total revenues. General and administrative expenses increased 13% to $1.8 million in 2006 from $1.6 million in 2005, primarily due to higher salaries and benefits to support the growing business, offset in part by lower travel expenses. Professional fees also increased due to costs associated with becoming a public company under federal securities laws.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $826 in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006.

Interest Expense and Other Income. Interest expense increased in 2006 to $772,000 from $421,000 in 2005. Interest on principal debt increased to $312,000 from $146,000 due to higher outstanding balances and interest rates. Interest related to the amortization of debt issue costs and debt discount costs on debentures and senior revolving debt increased to $460,000 in 2006 from $275,000 in 2005.

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

Net Loss. Net loss was $1,122,000 and $505,000 in 2006 and 2005, respectively. The increase in the net loss was due primarily to the loss on warrant liability and higher interest expense, partially offset by higher operating income generated from higher sales.

Six Months Ended July 2, 2006 Compared to Six Months Ended June 26, 2005

Revenues. Total revenues increased by $7.6 million or 38% to $27.7 million in 2006 from $20.1 million in 2005. The increase in revenues resulted from increases in industrial services segment revenue of $3.0 million or 21%, electrical contracting segment revenues of $1.6 million or 42%, and diesel engine components segment of $3.0 or 135%.

The increase in industrial services segment revenue resulted from an increase in product sales during 2006 to $4.8 million, which was $.3 million or 8% higher than product sales of $4.5 million during 2005, and an increase in service revenue during 2006 to $12.4 million, which was $2.7 million or 28% higher than service revenue of $9.7 during 2005. The increase in product sales of $.3 million resulted primarily from increased sales of new magnets. The increase in service revenues of $2.7 million resulted from increases of all services, including motor and magnet repairs of $1.5 million and $.7 million, respectively, and other industrial services.

The increase in electrical contracting segment revenues during 2006 of $1.6 million resulted primarily from continued market penetration facilitated by increasing name recognition, geographic expansion and a strong local construction market.

The increase in diesel engine component segment revenues resulted primarily from having six months sales in 2006 compared to only four months sales in 2005 and increased market penetration.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. Revenues from our industrial services segment should increase to reflect the acquisition of Smith Alabama. We expect our rates of revenue growth from existing operations in our electrical contracting segment to slow relative to historical rates in 2006 and thereafter in light of our current market penetration and geographic markets. Revenues from our diesel engine components segment should increase in 2006 to reflect a full year of sales.

Cost of Revenues. Total cost of revenues in 2006 was $22.0 million or 79% of total revenues compared to $16.3 million or 81% of total revenues in 2005. The increase of $5.7 million in cost of revenues was due primarily to the overall increase in our total revenue. The decrease in cost of revenues as a percentage of total revenue from 2005 to 2006 of 2% was due to an increase in capacity utilization in the diesel engine components segment and improved operating performance in the industrial services and electrical contracting segments.

Gross Profit. Total gross profit in 2006 was $5.7 million or 21% of total revenues compared to $3.8 million or 19% of total revenues in 2005. The increase of $1.9 million was due to increased revenues. Gross profit as a percentage of total revenue is expected to increase as diesel engine component segment revenues increase and capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million or 27% to $5.1 million in 2006 from $4.0 million in 2005. Selling expenses increased 33% to $1.6 million in 2006 from $1.2 million in 2005 primarily due to higher commissions on increased sales and higher travel and entertainment expenses required to support the growth in total revenues. General and administrative expenses increased 25% to $3.5 million in 2006 from $2.8 million in 2005, primarily due to higher salaries and benefits to support the growing business, offset in part by lower travel expenses. Professional fees also increased due to costs associated with becoming a public company under federal securities laws.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $826 in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006.

Interest Expense and Other Income. Interest expense increased in 2006 to $1.7 million from $.5 million in 2005. Interest on principal debt increased to $.6 million from $.2 million due to higher outstanding balances and interest rates. Interest related to the amortization of debt issue costs and debt discount costs on debentures and senior revolving debt increased to $1.1 million in 2006 from $.3 in 2005.

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

Net Loss. Net loss was $1.9 million and $.7 million in 2006 and 2005, respectively. The increase in the net loss was due primarily to the loss on warrant liability and higher interest expense offset in part by higher operating income resulting from higher sales.

Liquidity and Capital Resources

At July 2, 2006 we had $1.1 million of cash and approximately $4.3 million of working capital. Working capital decreased $1.7 million from approximately $6.0 million at December 31, 2005. Our total debt to equity ratio increased from approximately 4.1:1 to 8.6:1 from December 31, 2005 to July 2, 2006 due to increases in short term borrowings under the revolving note and the net loss incurred during the quarter ended July 2, 2006.

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

Our net loss for the six months ended July 2, 2006 of $1.9 million included non-cash expenditures of depreciation and amortization of $.4 million, loss on warrant liability of $.8 million and amortization related to debt issue and debt discount costs of $1.1 million.

Net Cash provided by operating activities was $.8 million for the six months ended July 2, 2006, and net cash used in operating activities was $3.9 million for the six months ended June 26, 2005. For the six months ended July 2, 2006, net cash provided by operations resulted in part from increases in accrued expenses and other current liabilities of $.6 million and decreases in inventories of $.2 million offset in part by increases in accounts receivable of $.4 million . Accounts receivable increased due to higher sales. Inventory declined, despite higher sales, as a result of improved inventory turnover. For the six months ended June 26, 2005, net cash used in operating activities was due primarily to increases in accounts receivable and inventories of $2.7 million and $1.2 million, respectively, due primarily to the increase in sales and slower collections of accounts receivable. Accounts receivable and inventory may increase if sales increase. Several of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business. We expect this condition to continue for the immediate future.

During the six months ended July 2, 2006 and June 26, 2005, net cash outflows from investing activities were $3.2 million and $2.9 million, respectively. In 2006 we acquired certain assets from E.T. Smith Services, Inc. for $3.0 million and we also acquired machinery and equipment of $.2 million. In 2005, we acquired certain assets from Hatch & Kirk, Inc. for $2.5 million. We also acquired machinery and equipment of $.4 million.

We generated $3.4 million from financing activities during the six months ended July 2, 2006 primarily from the Laurus financing of $3.4 million for the acquisition in May 2006. We generated approximately $6.8 million from financing activities during the six months ended June 26, 2005 primarily from the issuance of convertible, subordinated debentures of approximately $4 million and increased short term borrowings from bank of $2.6 million.

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

From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bear interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders do not elect to convert their debentures. Each debenture holder has the option to convert principal and accrued interest under the debentures into shares of our common stock at a fixed conversion price of $0.3404926 per share, subject to certain anti-dilution adjustments. As of July 2, 2006, no debenture holder has elected to convert principal and accrued interest. To the extent that any debenture holder elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly. If no debenture holder elects to convert before maturity, we will be obligated to make principal and accrued interest payments totaling approximately $4.7 million on February 28, 2008. We are uncertain whether we will generate sufficient funds from operations to make that entire payment. If not, then absent exercise of the debenture holders’ conversion rights, we will have to refinance this indebtedness at its maturity or otherwise raise additional capital through debt or equity financing to pay off the indebtedness. There is no assurance that we will successfully refinance the indebtedness or secure such other financing on terms acceptable to us, or at all. If we are not successful, we would default under the debentures.

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

In August 2005, we entered into a $10.0 million credit facility with Laurus Master Fund, Ltd. At April 2, 2006, we had borrowed an aggregate of $7.9 million under the facility: $2.6 million under a term note, $4.0 million under a minimum borrowing note and $1.3 million under a revolving note.

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

If we default under the notes, then the interest on the outstanding principal balance of each note will increase at a rate of 1% per month until the default is cured or waived, and Laurus can require a default payment equal to 112% of the outstanding principal, interest and fees due to it. Other remedies available to Laurus upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents with Laurus. The events of default under the notes include failure to pay amounts within five days after the applicable due date, material breach of our loan agreement with Laurus that continues unremedied for 30 days, material breach of any other agreement with Laurus that continues unremedied beyond any applicable grace period, certain events relating to bankruptcy, we cease operations or experience a change of control, our common stock is not listed or quoted on an established trading market or exchange on or before August 15, 2006, and other events described in our loan agreement with Laurus.

In May 2006, we entered into a second Security and Purchase Agreement with Laurus. The agreement provided financing comprised of a $1.6 million revolving note and a $2.1 million term note. The notes mature in May 2009. Laurus agreed to advance funds under the revolving note in amounts up to 90% of eligible trade accounts receivable. Interest is payable monthly at 2.5% and 1.5% over prime as published in the Wall Street Journal for the first $.3 million and the remaining $1.3 million under the revolving note, respectively. The maximum outstanding balance allowable under the revolving note decreases $10 per month beginning December 2006.

Under the term loan, the Company must make monthly principal payments of $70 with interest beginning December 2006. Interest is payable monthly at 1.0% over prime as published in the Wall Street Journal under the term note. As part of the financing, Laurus received $133,000 in cash and was issued warrants for 375,000 shares of the Company’s common stock with an exercise price of $0.01 per share.

The provisions of the $7 million and $1.6 million revolving notes include a lock-box agreement and also allow Laurus, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Based on further analysis of the terms of the revolving note, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Laurus, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of our business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of this revolving note facility, Laurus has not applied any additional reserves to the borrowing base calculation. We do not anticipate any changes in our business practices that would result in any material adjustments to the borrowing base calculation. However, we cannot be certain that additional reserves will not be assessed by Laurus to the borrowing base calculation. As a result, we classify borrowings under the revolving note facilities as short-term obligations.

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

Under our registration rights agreement with Laurus, if our common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, we are required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month). In addition, the embedded conversion rights under our senior secured facility with Laurus may be considered non-conventional under the guidance of paragraph 4 of EITF No. 00-19 because, subject to certain exceptions, the conversion price of the notes issued to Laurus may be adjusted. As a result, warrants, issued in conjunction with the Laurus financing, were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19 Acounting for Derivative Financial Instruments Index to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in,a Company’s Own Stock. Due to certain factors and the liquidated damage provision in the Registration Rights Agreements, the Company determined that the warrants are derivative liabilities.

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

Following is a summary of fixed payments related to certain contractual obligations as of July 2, 2006 (amounts in thousands):

As of July 2, 2006:		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	$18,383	$8,303	$10,077	$3	$-
Lease Obligations	3,847	860	1,559	949	479
Total	$22,230	$9,163	$11,636	$952	$479

We believe that our existing working capital, cash provided by operations and our existing senior credit facility with Laurus, under which we had an additional $.6 million available as of July 2, 2006, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions. As of July 2, 2006, we did not have any material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate market risk with respect to our debt. Our total debt as of July 2, 2006 had a carrying value of approximately $17.3 million and a fair value of approximately $21.8 million. As of July 2, 2006, 78% of our total debt was subject to variable interest rates. As of July 2, 2006, the weighted-average interest rate of our debt was 8.26%. To the extent that we refinance our existing debt or incur additional debt outside of our currently existing arrangements, we will be subject to additional interest rate market risk, which could be substantial.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The Registration Statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. To date, 851,120 shares have been issued upon the exercise of warrants and, to our knowledge, no shares have been sold by selling shareholders pursuant to the offering. We have incurred total expenses in connection with the offering of $400,000 and have received no offering proceeds, except that we received $851 upon the exercise of warrants.

ITEM 6. EXHIBITS
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 16, 2006	By:	/s/ Richard J. Mullin
Richard J. Mullin
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 906 Certification