Form 10-Q
period 2006-10-01
MISCOR GROUP, LTD.
filed 2006-11-13
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2006, there were 117,285,272 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	October 1,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS
Cash	$425	$23

Accounts receivable, net of allowance for doubtful accounts of $395 and $341, respectively	10,097	8,677
Inventories, net	8,226	8,415
Prepaid expenses and other current assets	778	1,050
Total current assets	19,526	18,165

PROPERTY AND EQUIPMENT, net	6,392	4,110

OTHER ASSETS
Deposits	259	89
Debt issue costs, net	2,357	3,354
Other intangibles, net	2	3
Total other assets	2,618	3,446

Total Assets	$28,536	$25,721

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $636 and $885, respectively	$4,626	$3,961
Current portion of long-term debt	1,924	1,024
Accounts payable	5,656	5,356
Accrued expenses and other current liabilities	2,506	1,771
Total current liabilities	14,712	12,112

LONG TERM LIABILITIES
Long-term debt, net of discount of $278 and $484, respectively	6,288	5,603
Long-term debt, Stockholder	3,000	3,000
Warrant liability	1,810	-
Total long-term liabilities	11,098	8,603

Total liabilities	25,810	20,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 300,000,000 shares authorized; 116,677,328 and 104,608,962 shares issued and outstanding, respectively	8,458	7,659
Additional paid in capital	8,865	8,840
Deferred compensation	(48)	(57)
Accumulated deficit	(14,549)	(11,436)
Total Stockholders' equity	2,726	5,006

Total Liabilities and Stockholders' Equity	$28,536	$25,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the 3 months ended		For the 9 months ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product sales	$4,187	$4,214	$14,118	$10,839
Service revenue	11,350	8,196	29,156	21,724
Total revenues	15,537	12,410	43,274	32,563

COST OF REVENUES
Product sales	3,188	3,456	10,769	8,573
Service revenue	9,010	6,344	23,415	17,558
Total cost of revenues	12,198	9,800	34,184	26,131

Gross Profit	3,339	2,610	9,090	6,432

Selling, general and administrative expenses	2,777	2,445	7,872	6,448
Operating income (loss)	562	165	1,218	(16)

Loss on warrant liability	984	-	1,810	-
Interest expense	783	5,181	2,521	5,723
NET LOSS	$(1,205)	$(5,016)	$(3,113)	$(5,739)

Basic and diluted loss per common share	$(0.01)	$(0.05)	$(0.03)	$(0.06)

Weighted average number of common shares	108,108,389	99,294,125	106,621,866	97,815,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)
	For the 9 months ended
	October 1,	September 25,
	2006	2005
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net cash provided (utilized) by operating activities	$1,787	$(3,927)

INVESTING ACTIVITIES

Acquisition of business assets	(3,569)	(2,557)
Acquisition of property and equipment	(278)	(669)
Proceeds from disposal of property and equipment	11	19
Net cash utilized by investing activities	(3,836)	(3,207)

FINANCING ACTIVITIES

Payments on capital lease obligations	(11)	-
Short term borrowings, net	1,145	(2,509)
Advances from Stockholder, net	-	(122)
Borrowings of long-term debt	2,100	-
Repayments of long-term debt	(710)	-
Proceeds from the issuance of debentures	-	4,025
Debt issuance costs	(156)	(1,292)
Proceeds from issuance of term note	-	3,000
Proceeds from issuance of revolving note	-	4,000
Proceeds from the issuance of shares and exercise of warrants	83	-
Net cash provided by financing activities	2,451	7,102

INCREASE (DECREASE) IN CASH	402	(32)
Cash, beginning of period	23	109
Cash, end of period	$425	$77

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$760	$310

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS IN THE PERIOD ENDED OCTOBER 1, 2006
(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (“the Company”) of and for the three and nine months ended October 1, 2006 and September 25, 2005, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of our management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

NOTE C - ACQUISITIONS

In May 2006, the Company acquired certain business assets in a transaction accounted for using the purchase method. Accordingly, the results of operations from these net assets acquired are included in the Company’s consolidated financial statements from that date forward. The acquisition of net assets was made for the purpose of expanding the Company’s market penetration into the industrial services segment. The aggregate purchase price was $3,569, and was allocated to assets acquired based on their estimated fair values at the date of acquisition. The purchase price consideration consisted of cash of $2,987 at closing, which paid for all inventory, property, plant and equipment. The balance of $582, representing the accounts receivable purchased less accounts payable assumed, was paid in July 2006. The allocation of the purchase price was as follows:

Accounts receivable	$1,116
Inventory	224
Property, plant and equipment	2,613
Accounts payable	(384)
$3,569

The following table presents the unaudited results of operations of the Company as if the acquisition had been consummated as of January 1, 2005, and includes certain pro forma adjustments, including depreciation and amortization on the assets acquired.

	Nine months ended
	Oct. 1	Sept. 25,
	2006	2005
Revenues	$46,742	$37,001
Net loss	$(2,875)	$(5,333)
Basic and diluted loss per share	$(0.03)	$(0.05)

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

For the nine months ended October 1, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 14,369,213 shares of common stock, senior and subordinated debt convertible into 71,421,830 common shares, and options to purchase 1,185,000 shares of common stock issued to directors and employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the nine months ended September 25, 2005, the Company’s common stock equivalents, consisting of warrants to purchase 22,291,534 shares of common stock and senior and subordinated debt convertible into 73,343,123 common shares, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the three and nine months ended October 1, 2006 and September 25, 2005, respectively, as there were no potentially dilutive securities outstanding.

NOTE E - INVENTORY

Inventory consists of the following:

	October 1, 2006	December 31, 2005

Raw materials	$2,227	$2,666
Work-in-process	3,450	3,887
Finished goods	2,736	1,979
	8,413	8,532
Less: allowance for slow moving and obsolete inventories	(187)	(117)
	$8,226	$8,415

NOTE F - DEBT

Long-term debt

Long-term debt consists of the following:

	October 1, 2006	December 31, 2005
Note payable to Stockholder, due December 2008, plus interest at prime rate less 1%; (7.25% and 6.25% at October 1, 2006 and December 31, 2005, respectively), secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $278 and $484 at October 1, 2006 and December 31, 2005, respectively)	3,747	3,541

Note payable to former employee in annual principal payments of $10, unsecured and without interest	20	30

Revolving note due in August 2008 (net of discount of $636 and $885 at October 1, 2006 and December 31, 2005, respectively) with interest payable monthly at 1% over the Wall Street Journal prime rate (9.25% and 8.25% at October 1, 2006 and December 31, 2005), secured by substantially all assets owned by the Company	4,109	3,961

Term note payable in monthly principal payments of $100 plus interest at 1% above the Wall Street Journal prime rate (9.25% and 8.25% at October 1, 2006 and December 31, 2005, respectively), secured by substantially all assets owned by the Company and maturing in August 2008	2,300	3,000

Revolving note due May 31, 2009 with interest payable monthly (see below), secured by substantially all assets owned by the Company	517	-

Term note payable in monthly principal payments of $70 beginning December 2006 plus interest at (see below), secured by substantially all assets owned by the Company and maturing in May 2009	2,100	-

Capital lease obligations	45	56
	15,838	13,588
Less: current portion	(6,550)	(4,985)

	$9,288	$8,603

Senior Debt Financing

On September 29, 2006, Laurus converted $729 of the Revolving Note due in August 2008 at a conversion rate of $0.19 per share for a total of 3,836,412 shares of the Company’s common stock.

In May 2006, the Company entered into a second Security and Purchase Agreement with Laurus. The Agreement provided financing comprised of a $1,600 Revolving Note and a $2,100 Term Note. The Notes mature in May 2009. Laurus agreed to advance funds under the Revolving Note in amounts up to 90% of eligible trade accounts receivable. Interest is payable monthly at 2.5% and 1.5% over prime (9.75% at October 1, 2006) as published in the Wall Street Journal for the first $.3 million and the remaining $1.3 million under the Revolving Note, respectively. The maximum outstanding balance allowable under the Revolving Note decreases $10 per month beginning December 2006.

Under the Term Loan, the Company must make monthly principal payments of $70 with interest beginning December 2006. Interest is payable monthly at 1.0% over prime (9.25% at October 1, 2006) as published in the Wall Street Journal under the Term Note.

The Notes are collateralized by a blanket security interest covering substantially all assets owned by the Company. Proceeds from the financing were used to acquire substantially all of the assets of E. T. Smith Services of Alabama, Inc., an Alabama corporation (“Smith Alabama”) pursuant to the terms and subject to the conditions included in an Asset Purchase Agreement dated May 31, 2006.

As part of the financing, Laurus received $133 in cash and was issued warrants for 375,000 shares of the Common Stock with an exercise price of $0.01 per share. Total debt issue costs were $156. Interest expense was $4 and $17 for the three and nine months ended October 1, 2006. Net debt issue cost at October 1, 2006 related to this instrument was $139.

Under the registration rights agreement with Laurus, the Company would be in default of its credit facility and is subject to certain penalties in the event the Company’s common stock is not quoted or listed on the OTC Bulletin Board, Nasdaq or a national exchange within 60 days after the effective date of the registration of its common stock (See Note G). As a result, the Company is accounting for these warrants as a liability in accordance with EITF No. 00-19 and EITF No. 05-4. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, expected volatility of 41.7%, risk-free interest rate of 4.6% and an expected life of the common stock purchase warrants of 6.7 years. The Company recorded a liability of $155 at October 1, 2006 and the warrants will be marked to market through earnings at the end of each reporting period. The Company recorded a loss on warrant liability of $64 and $155 for the three and nine months ended October 1, 2006, respectively.

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

Aggregate maturities of long-term debt for the periods subsequent to October 1, 2006 on a calendar year basis are as follows:

Years Ending December 31,
2006	$ 5,635
2007	2,065
2008	8,691
2009	361

Following is a summary of interest expense for the three and nine months ended October 1, 2006 and September 25, 2005:

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005

Interest expense on principal	$306	$202	$914	$435

Amortization of debt issue costs	344	343	1,152	526

Amortization of debt discount - debentures and revolving notes payable	133	136	455	262

Interest related to conversion option	-	4,500	-	4,500

Total interest expense	$783	$5,181	$2,521	$5,723

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

On September 29, 2006, Laurus converted $729 of the Revolving Note at a conversion rate of $0.19 per share for a total of 3,836,412 shares of the Company’s common stock.

The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, expected volatility of 41.7%, risk-free rate of 4.6% and an expected life of the common stock purchase warrants of 5.9 years. The Company recorded a liability of $1,655 at October 1, 2006, and the warrants will be marked to market through earnings at the end of each reporting period. The Company recorded a loss on warrant liability of $920 and $1,655 for the three and nine months ended October 1, 2006, respectively.

Equity Incentive Plans

2005 Stock Option Plan

On August 3, 2006, the Company granted stock options to acquire 1,185,000 shares of the Company’s common stock at an exercise price of $0.25 per share under the 2005 Stock Option Plan (the “Plan”) adopted by the board of directors in August 2005. Of the 1,185,000 total options, 500,000 shares were granted to outside Directors. These options expired in 30 days from the date of grant. Options for 250,000 of these shares were exercised in August 2006 at $0.25 per share and the remaining options expired. The total cost of the grant in the amount of $6 was recognized in the three months ended October 1, 2006, over the 30 day period during which the directors were required to provide services in exchange for the award.

The remaining 685,000 options were granted to an executive, outside directors, and certain key employees. These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the estimated fair value of the Company’s common stock was $0.25 per share. The fair value of the Company’s common stock was determined contemporaneously and based upon the most recent sale of the Company’s common stock. As a result of adopting SFAS No. 123R on January 1, 2006, the Company will record compensation cost based on the grant date fair value of the award of 685,000 shares at $0.25 per share. The total cost of the grant in the amount of $67 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period (usually the vesting period). The Company recorded compensation expense related to these options of $10 and $12 for the three and nine months ended October 1, 2006, respectively.

2005 Restricted Stock Purchase Plan

On August 3, 2006, the Company issued offers to purchase 50,000 shares of common stock at a nominal price of $0.01 per share to certain key employees under the 2005 Restricted Stock Purchase Plan adopted by the board of directors in August 2005. The Company recorded deferred compensation (reflected as a contra-equity account) and credited additional paid-in capital in the amount of $12. The issuance of the restricted stock was intended to lock-up key employees for a three year period. As a result, the Company is recording compensation expense over the three year restriction period by amortizing deferred compensation on a straight-line basis over the three year period commencing August 2006. The Company recorded compensation expense related to this restricted stock of $6 and $16 for the three and nine months ended October 1, 2006, respectively.

NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

Registration Statement

MISCOR completed an initial public registration of its common stock on Form S-1, which was declared effective by the Securities and Exchange Commission on May 12, 2006. The Company’s common stock was accepted for trading on the OTC Bulletin Board, effective August 1, 2006.

MISCOR completed a follow-on public registration of its common stock on Form S-1, which was declared effective by the Securities and Exchange Commission on November 9, 2006. The registration covered 375,000 shares of common stock issuable upon the exercise of warrants issued to Laurus in conjunction with the new senior debt financing (see Note F).

NOTE H - RELATED PARTY TRANSACTIONS

Long-term debt, stockholder

The Company was indebted to its majority stockholder for a note payable with a balance of $3,000 at October 1, 2006 (see Note F). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $54 and $42 for the three months ended, and $155 and $121 for the nine months ended October 1, 2006 and September 25, 2005, respectively.

In September 2005, the Company provided John A. Martell, its CEO and majority shareholder, a conversion option which allows Mr. Martell to convert any or all of his $3,000 outstanding note payable into shares of common stock of the Company at a conversion price of $0.10 per share.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its majority stockholder. Total rent expense under these agreements was approximately $82 and $71 for the three months ended, and $244 and $210 for the nine months ended October 1, 2006 and September 25, 2005, respectively.

Advances from stockholder

The majority stockholder has made other unsecured advances to the Company. The balance as of October 1, 2006 and December 31, 2005 was $0. Beginning in January 2004, the Company began paying monthly interest at the prime rate on the outstanding advances. Interest expense on the advances from the majority stockholder was $0 and $1 for the three months ended and $0 and $9 for the nine months ended October 1, 2006 and September 25, 2005, respectively.

NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At October 1, 2006 and December 31, 2005, approximately 20% and 25% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 23% and 18% of gross receivables were due from entities in the railroad industry, respectively. No single customer accounted for more than 10% of gross accounts receivable at October 1, 2006 and December 31, 2005. Additionally, no single customer accounted for more than 10% of sales for the three and nine months ended October 1, 2006 and September 25, 2005.

NOTE J - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At October 1, 2006 and December 31, 2005, approximately 36% and 42%, respectively, of the Company’s employees were covered by collective bargaining agreements.

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

Debt and stockholder guarantees

The fair value of debt differs from the carrying amount due to guarantees by the Company’s majority stockholder. At October 1, 2006 and December 31, 2005, the aggregate fair value of debt, with an aggregate carrying value of $15,838 and $13,588, respectively, is estimated at $19,853 and $17,509, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties and without guarantees from the Company’s stockholder.

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

The Company evaluates the performance of its business segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended October 1, 2006 and September 25, 2005 is shown in the following tables:

NOTE L - SEGMENT INFORMATION (continued)
			Diesel			Three Months
	Industrial	Electrical	Engine		Intersegment	Oct. 1, 2006
2006	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$1,786	$-	$2,401	$-	$-	$4,187
Service revenue	7,662	3,688	-	-	-	11,350
Intersegment revenue:	-	-	-	-	-	-
Product sales	-	-	-	-	-	-
Service revenue	-	43	-	-	(43)	-
Depreciation included in cost of revenues	130	26	35	-	-	191
Gross profit	2,365	588	394	-	(8)	3,339
Other depreciation & amortization	7	7	1	22	-	37
Interest expense	145	-	-	638	-	783
Net income (loss)	758	349	(19)	(2,293)	-	(1,205)
Total assets	5,198	4,279	505	18,554	-	28,536
Capital expenditures	$71	$4	$2	$3	$-	$80

			Diesel			Three Months
	Industrial	Electrical	Engine		Intersegment	Sept. 25, 2005
2005	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$2,167	$-	$2,047	$-	$-	$4,214
Service revenue	5,346	2,850	-	-	-	8,196
Intersegment revenue:	-	-	-	-	-	-
Product sales	-	-	-	-	-	-
Service revenue	-	26	-	-	(26)	-
Depreciation included in cost of revenues	82	22	33	-	-	137
Gross profit	1,987	365	265	-	(7)	2,610
Other depreciation & amortization	13	5	1	32	-	51
Interest expense	42	-	-	5,139	-	5,181
Net income (loss)	669	152	(120)	(5,717)	-	(5,016)
Total assets	19,524	4,793	7,269	26,360	(31,649)	26,297
Capital expenditures	$417	$40	$73	$-	$-	$530

NOTE L - SEGMENT INFORMATION (continued)

			Diesel			Nine Months
	Industrial	Electrical	Engine		Intersegment	Oct. 1, 2006
2006	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$6,557	$-	$7,561	$-	$-	$14,118
Service revenue	20,013	9,143	-	-	-	29,156
Intersegment revenue:						-
Product sales	-	-	-	-	-	-
Service revenue	-	104	-	-	(104)	-
Depreciation included in cost of revenues	322	73	108	-	-	503
Gross profit	6,510	1,335	1,263	-	(18)	9,090
Other depreciation & amortization	26	18	4	47	-	95
Interest expense	272	-	-	2,249	-	2,521
Net income (loss)	2,210	578	46	(5,947)	-	(3,113)
Total assets	5,198	4,279	505	18,554	-	28,536
Capital expenditures	$2,711	$107	$43	$30	$-	$2,891

			Diesel			Nine Months
	Industrial	Electrical	Engine		Intersegment	Sept. 25, 2005
2005	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$6,600	$-	$4,239	$-	$-	$10,839
Service revenue	15,033	6,691	-	-	-	21,724
Intersegment revenue:						-
Product sales	-	-	-	-	-	-
Service revenue	-	97	-	-	(97)	-
Depreciation included in cost of revenues	238	57	72	-	-	367
Gross profit	5,112	839	509	-	(28)	6,432
Other depreciation & amortization	38	12	1	68	-	119
Interest expense	121	-	-	5,602	-	5,723
Net income (loss)	1,276	264	(343)	(6,936)	-	(5,739)
Total assets	19,524	4,793	7,269	26,360	(31,649)	26,297
Capital expenditures	$540	$85	$1,548	$-	$-	$2,173

NOTE M - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Nine Months Ended
	Oct. 1, 2006	Sept. 25, 2005

Issuance of common stock purchase warrants	$-	$2,382
Issuance of common stock in conjuction with issuance of debentures	$-	$12
Issuance of common stock in conjuction with asset acquisition	$-	$75
Issuance of note payable in conjuction with asset acquisition	$-	$30
Issuance of common stock in conjuction with term and revolving notes	$-	$1,541
Issuance of conversion options	$-	$5,496
Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	$384	$105
Conversion of revolving note to common stock	$729	$-

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

As a result of adopting SFAS No. 123R on January 1, 2006, we recorded compensation cost of $1,000 and $3,000 for the three and nine months ended October 1, 2006, respectively, based on the grant date fair value of the award of 500,000 shares at $0.25 per share. The total cost of the grant in the amount of $18,000 will be recognized over the four year period during which the employees are required to provide services in exchange for the award -- the requisite service period (usually the vesting period).

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

Results of Operations

Three Months Ended October 1, 2006 Compared to Three Months Ended September 25, 2005

Revenues. Total revenues increased by $3.1 million or 25% to $15.5 million in 2006 from $12.4 million in 2005. The increase in revenues resulted from increases in industrial services segment revenue of $1.9 million or 26% and electrical contracting segment revenues of $.8 million or 29%, and diesel engine components segment revenues of $.4 million or 17%.

The increase in industrial services segment revenue resulted from a decrease in product sales during 2006 to $1.8 million, which was $.4 million or 18% lower than product sales of $2.2 million during 2005, and an increase in service revenue during 2006 to $7.7 million, which was $2.3 million or 43% higher than service revenue of $5.4 million during 2005. The increase in service revenues of $2.3 million resulted from increases of all services, including motor and magnet repairs of $.7 million and $.4 million, respectively and various other industrial services of $1.2 million. The acquisition of certain assets of Smith Alabama in May 2006 accounted for the increase in motor repairs and $.5 of the increase in other industrial services.

The increase in electrical contracting segment revenues during 2006 resulted primarily from market penetration, geographic expansion and a strong local construction market.

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

Cost of Revenues. Total cost of revenues in 2006 was $12.2 million or 79% of total revenues compared to $9.8 million or 79% of total revenues in 2005. The increase of $2.4 million in cost of revenues was due primarily to the overall increase in our total revenue. Cost of revenues as a percentage of total revenue did not change from 2005 to 2006 as the sales mix by segment did not fluctuate significantly from 2005 to 2006.

Gross Profit. Total gross profit in 2006 was $3.3 million or 21% of total revenues compared to $2.6 million or 21% of total revenues in 2005. The increase of $.7 million was due to increased revenues. Gross profit as a percentage of total revenue is expected to increase as diesel engine component segment revenues increase and capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.4 million or 17% to $2.8 million in 2006 from $2.4 million in 2005. Selling expenses increased 29% to $.9 million in 2006 from $.7 million in 2005 primarily due to higher commissions on increased sales. General and administrative expenses increased 12% to $1.9 million in 2006 from $1.7 million in 2005, primarily due to higher salaries and benefits to support the growing business.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $984 in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006.

Interest Expense and Other Income. Interest expense decreased in 2006 to $.8 million from $5.2 million in 2005. The decrease was primarily due to the $4.5 million interest charge related to the conversion option granted in September 2005 which did not recur in 2006.

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

Net Loss. Net loss was $1.2 million and $5.0 million in 2006 and 2005, respectively. The decrease in the net loss was due primarily to lower interest expense and higher operating income generated from higher sales, partially offset by the loss on warrant liability.

Nine Months Ended October 1, 2006 Compared to Nine Months Ended September 25, 2005

Revenues. Total revenues increased by $10.7 million or 33% to $43.3 million in 2006 from $32.6 million in 2005. The increase in revenues resulted from increases in industrial services segment revenue of $4.9 million or 23%, electrical contracting segment revenues of $2.5 million or 37%, and diesel engine components segment of $3.3 or 78%.

The increase in industrial services segment revenue resulted from an increase in services during 2006 to $20.0 million, which was $5.0 million or 33% higher than services of $15.0 million during 2005. Product sales declined $.1 million from $6.6 million in 2005 to $6.5 million in 2006. The increase in service revenues of $5.0 million resulted from increases of all services, including motor and magnet repairs of $1.5 million and $.7 million, respectively, and other industrial services. The acquisition of certain assets of Smith Alabama in May 2006 accounted for $1.7 million of the increase in service revenues.

The increase in electrical contracting segment revenues during 2006 of $2.5 million resulted primarily from continued market penetration, geographic expansion and a strong local construction market.

The increase in diesel engine component segment revenues resulted primarily from having nine months sales in 2006 compared to only seven months sales in 2005 and increased market penetration.

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

Cost of Revenues. Total cost of revenues in 2006 was $34.2 million or 79% of total revenues compared to $26.1 million or 80% of total revenues in 2005. The increase of $8.1 million in cost of revenues was due primarily to the overall increase in our total revenue. The decrease in cost of revenues as a percentage of total revenue from 2005 to 2006 of 1% was due to an increase in capacity utilization in the diesel engine components segment and improved operating performance in the electrical contracting segment.

Gross Profit. Total gross profit in 2006 was $9.1 million or 21% of total revenues compared to $6.4 million or 20% of total revenues in 2005. The increase of $2.7 million was due primarily to increased revenues. Gross profit as a percentage of total revenue is expected to increase as diesel engine component segment revenues increase and capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million or 22% to $7.9 million in 2006 from $6.4 million in 2005. Selling expenses increased 32% to $2.5 million in 2006 from $1.9 million in 2005 primarily due to higher commissions on increased sales and higher travel and entertainment expenses required to support the growth in total revenues. General and administrative expenses increased 20% to $5.4 million in 2006 from $4.5 million in 2005, primarily due to higher salaries and benefits to support the growing business, offset in part by lower travel expenses. Professional fees also increased due to costs associated with becoming a public company under federal securities laws.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $1.8 million in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006.

Interest Expense and Other Income. Interest expense decreased in 2006 to $2.5 million from $5.7 million in 2005. The decrease was primarily due to the $4.5 million interest charge related to the conversion option granted in September 2005 which did not recur in 2006. Interest on principal debt increased to $.9 million from $.4 million due to higher outstanding balances and interest rates. Interest related to the amortization of debt issue costs and debt discount costs on debentures and senior revolving debt increased to $1.6 million in 2006 from $.8 in 2005.

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

Net Loss. Net loss was $3.1 million and $5.7 million in 2006 and 2005, respectively. The decrease in the net loss was due primarily to lower interest expense and higher operating income generated from higher sales, partially offset by the loss on warrant liability.

Liquidity and Capital Resources

At October 1, 2006 we had $.4 million of cash and approximately $4.8 million of working capital. Working capital decreased $1.3 million from approximately $6.1 million at December 31, 2005. Our total debt to equity ratio increased from approximately 4.1:1 to 9.5:1 from December 31, 2005 to October 1, 2006 due to increases in short term borrowings under the revolving notes, $2.1 million term note obtained in May 2006, warrant liability of $1.8 million and the net loss incurred during the nine months ended October 1, 2006.

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

Our net loss for the nine months ended October, 2006 of $3.1 million included non-cash expenditures of depreciation and amortization of $.6 million, loss on warrant liability of $1.8 million and amortization related to debt issue and debt discount costs of $1.6 million.

Net Cash provided by operating activities was $1.8 million for the nine months ended October, 2006, and net cash used in operating activities was $3.9 million for the nine months ended September 25, 2005. For the nine months ended October 1, 2006, net cash provided by operations resulted primarily from net income before non-cash charges for loss on warrants, depreciation and amortization of debt issue and debt discount costs of $1.1 million and an increase in accrued expenses and other current liabilities of $.7 million. Accounts receivable increased $.6 million due to higher sales. Inventory declined $.4 million, despite higher sales, as a result of improved inventory turnover. For the nine months ended September 25, 2005, net cash used in operating activities was due primarily to increases in accounts receivable and inventories of $4.6 million and $2.1 million, respectively, offset in part by increases in accounts payable of $1.8 million and accrued expenses and other current liabilities of $1.3 million, due primarily to the increase in sales. Accounts receivable and inventory may increase if sales increase. Several of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business. We expect this condition to continue for the immediate future.

During the nine months ended October 1, 2006 and September 25, 2005, net cash outflows from investing activities were $3.8 million and $3.2 million, respectively. In 2006 we acquired certain assets from E.T. Smith Services of Alabama, Inc. for $3.5 million and we also acquired machinery and equipment of $.3 million. In 2005, we acquired certain assets from Hatch & Kirk, Inc. for $2.6 million. We also acquired machinery and equipment of $.7 million.

We generated $2.4 million from financing activities during the nine months ended October 1, 2006 primarily from the Laurus financing of $3.4 million for the acquisition of E.T. Smith Services of Alabama, Inc. in May 2006, less payments of notes payable and long term debt. We generated approximately $7.1 million from financing activities during the nine months ended September 25, 2005 primarily from the issuance of convertible, subordinated debentures of approximately $4 million and increased net borrowings under the senior line of credit from Laurus of $4.5 million.

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

From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bear interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders do not elect to convert their debentures. Each debenture holder has the option to convert principal and accrued interest under the debentures into shares of our common stock at a fixed conversion price of $0.3404926 per share, subject to certain anti-dilution adjustments. As of October 1, 2006, no debenture holder has elected to convert principal and accrued interest. To the extent that any debenture holder elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly. If no debenture holder elects to convert before maturity, we will be obligated to make principal and accrued interest payments totaling approximately $4.7 million on February 28, 2008. We are uncertain whether we will generate sufficient funds from operations to make that entire payment. If not, then absent exercise of the debenture holders’ conversion rights, we will have to refinance this indebtedness at its maturity or otherwise raise additional capital through debt or equity financing to pay off the indebtedness. There is no assurance that we will successfully refinance the indebtedness or secure such other financing on terms acceptable to us, or at all. If we are not successful, we would default under the debentures.

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

In August 2005, we entered into a $10.0 million credit facility with Laurus Master Fund, Ltd. On September 29, 2006, Laurus converted $729 of the Revolving Note at a conversion rate of $0.19 per share for a total of 3,836,412 shares of the Company’s common stock. At October 1, 2006, we had borrowed an aggregate of $7.9 million under the facility: $2.3 million under a term note, $3.3 million under a minimum borrowing note and $1.4 million under a revolving note.

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

Laurus has the option to convert all or any portion of the outstanding principal amount and/or accrued interest and fees under each note into shares of our common stock. With respect to the first $3.5 million aggregate principal amount converted under the minimum borrowing note, the conversion price is $0.19 per share. With respect to the remaining principal amount, the conversion price is $0.32 per share. The conversion price under the term note is $0.26 per share. Each of the foregoing conversion prices is subject to certain anti-dilution adjustments. On September 29, 2006 Laurus converted approximately $729,000 in exchange for 3,836,412 shares of our common stock at $.19 per share.

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

Under the term loan, the Company must make monthly principal payments of $70,000 with interest beginning December 2006. Interest is payable monthly at 1.0% over prime as published in the Wall Street Journal under the term note. As part of the financing, Laurus received $133,000 in cash and was issued warrants for 375,000 shares of the Company’s common stock with an exercise price of $0.01 per share.

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

If we default under the notes, then the interest on the outstanding principal balance will increase at a rate of 1% per month until the default is cured or waived, and Laurus can require a default payment equal to 112% of the outstanding principal, interest, and fees due to it. Other remedies available to Laurus upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the Security and Purchase Agreement with Laurus. The events of default under the notes include failure to pay amounts within five days after the applicable due date, a material breach of the Security and Purchase Agreement that continues unremedied for 30 days, a material breach of any other agreement with Laurus that continues unremedied beyond any applicable grace period, certain events relating to bankruptcy, we cease operations or experience a change of control, the SEC issues a stop trade order or the NASD suspends the trading of our common stock on the OTCBB and such order or suspension remains in effect for five consecutive days or for five days during any period of ten consecutive days, unless remedied within 60 days, and other events described in the Security and Purchase Agreement with Laurus.

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

Under our registration rights agreements with Laurus, if our common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, we are required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month). In addition, the embedded conversion rights under our senior secured facility with Laurus may be considered non-conventional under the guidance of paragraph 4 of EITF No. 00-19 because, subject to certain exceptions, the conversion price of the notes issued to Laurus may be adjusted. As a result, warrants, issued in conjunction with the Laurus financing, were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19 Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Due to certain factors and the liquidated damage provision in the registration rights agreements, the Company determined that the warrants are derivative liabilities.

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

Following is a summary of fixed payments related to certain contractual obligations as of October 1, 2006 (amounts in thousands):

As of October 1, 2006:		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$16,755	$6,977	$9,775	$3	$-
Lease Obligations	3,625	836	1,512	854	423
Total	$20,380	$7,813	$11,287	$857	$423

We believe that our existing working capital, cash provided by operations and our existing senior credit facility with Laurus, under which we had an additional $2.2 million available as of October 1, 2006, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions. As of October 1, 2006, we did not have any material commitments for capital expenditures.

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

Discussion of Forward-Looking Statements

We have made “forward-looking statements” in this document within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this Report. Other factors that may affect our operations and prospects are discussed in our Registration Statement on Form S-1 (Reg. No. 333-137940), “Risk Factors.” We undertake no duty to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate market risk with respect to our debt. Our total debt as of October 1, 2006 had a carrying value of approximately $15.8 million and a fair value of approximately $19.9 million. As of October 1, 2006, 76% of our total debt was subject to variable interest rates. As of October 1, 2006, the weighted-average interest rate of our debt was 8.14%. To the extent that we refinance our existing debt or incur additional debt outside of our currently existing arrangements, we will be subject to additional interest rate market risk, which could be substantial.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The Registration Statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. To date 7,641,200 shares have been issued upon the exercise of warrants and, [to our knowledge, no shares have been sold by selling shareholders pursuant to the offering]. We have incurred total expenses in connection with the offering of $400,000 and have received no offering proceeds, except that we received $6,561 upon the exercise of warrants.

ITEM 5. OTHER INFORMATION

Amendment to Code of By-Laws

Effective November 9, 2006, the Board of Directors amended the Company’s Amended and Restated Code of By-Laws (the “By-Laws”) to permit the Company’s shareholders to take any action required or permitted to be taken at any shareholders’ meeting without a meeting if the action is taken in writing evidenced by one or more written consents signed by shareholders holding at least the minimum number of votes necessary to authorize the action at a meeting. A copy of the By-Laws, as amended and restated, is attached hereto as Exhibit 3.2.

 ITEM 6.  EXHIBITS

2.1
Asset Purchase Agreement dated May 31, 2006 among Magnetech Industrial Services of Alabama, LLC, Magnetech Industrial Services, Inc., E. T. Smith Services of Alabama, Inc. and Smith Services, Inc., filed as Exhibit 2.1 to Current Report on Form 8-K filed by the registrant on June 1, 2006

3.1	Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005
3.2*	Amended and Restated Code of By-Laws of the registrant dated November 9, 2006
4.1	Specimen certificate of common stock, filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the registrant on December 30, 2005
4.2
Warrant Agreement, form of Joinder Agreement and form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated April 26, 2004, filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.3
Form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated January 25, 2005, filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.4
Form of common stock purchase warrant issued to purchasers of the registrant’s subordinated convertible debentures pursuant to Convertible Debenture Purchase Agreements with the registrant, filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.5	Common Stock Purchase Warrant dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.6
Form of common stock purchase warrant issued to persons designated by Vertical Capital Partners, Inc., filed as Exhibit 4.6 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.7a
Form of subordinated convertible debenture issued to purchasers pursuant to Convertible Debenture Purchase Agreements with the registrant, filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.7b
Letter Agreement dated April 16, 2006, to extend maturity date of subordinated convertible debentures, filed as Exhibit 4.7b to Amendment No. 3 to the Registration Statement on Form S-1 filed by the registrant on April 19, 2006

4.8	Secured Revolving Note dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005
4.9
Secured Convertible Minimum Borrowing Note dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.10	Secured Convertible Term Note dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.10 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005
4.11
Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell, filed as Exhibit 4.11 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.12
Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the registrant, filed as Exhibit 4.12 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.13
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Stock Purchase Agreement with the registrant, filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.14
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Subordinated Convertible Debenture Purchase Agreements, filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.15
Registration Rights Agreement dated August 24, 2005 between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 4.15 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.16	Common Stock Purchase Warrant dated May 31, 2006 issued by registrant to Laurus Master Fund, Ltd., filed as Exhibit 4.1 to Current Report on Form 8-K filed by the registrant on June 6, 2006
4.17
Secured Non-convertible Revolving Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd., filed as Exhibit 4.2 to Current Report on Form 8-K filed by the registrant on June 6, 2006

4.18
Secured Term Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd., filed as Exhibit 4.3 to Current Report on Form 8-K filed by the registrant on June 6, 2006

4.19a	Registration Rights Agreement dated May 31, 2006 between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 4.4 to Current Report on Form 8-K filed by the registrant on June 6, 2006
4.19b
Amendment dated July 31, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 10.1 to Current Report on Form 8-K filed by the registrant on August 4, 2006

4.19c
Amendment dated August 30, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 10.1 to Current Report on Form 8-K filed by the registrant on August 31, 2006

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith. All other Exhibits have been previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

November 13, 2006	By:	/s/ Richard J. Mullin
Richard J. Mullin
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

INDEX TO EXHIBITS

Regulation S-K Exhibit Number	Document

2.1
Asset Purchase Agreement dated May 31, 2006 among Magnetech Industrial Services of Alabama, LLC, Magnetech Industrial Services, Inc., E. T. Smith Services of Alabama, Inc. and Smith Services, Inc., filed as Exhibit 2.1 to Current Report on Form 8-K filed by the registrant on June 1, 2006

3.1	Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005
3.2*	Amended and Restated Code of By-Laws of the registrant dated November 9, 2006
4.1	Specimen certificate of common stock, filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the registrant on December 30, 2005
4.2
Warrant Agreement, form of Joinder Agreement and form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated April 26, 2004, filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.3
Form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated January 25, 2005, filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.4
Form of common stock purchase warrant issued to purchasers of the registrant’s subordinated convertible debentures pursuant to Convertible Debenture Purchase Agreements with the registrant, filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.5	Common Stock Purchase Warrant dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005
4.6
Form of common stock purchase warrant issued to persons designated by Vertical Capital Partners, Inc., filed as Exhibit 4.6 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.7a
Form of subordinated convertible debenture issued to purchasers pursuant to Convertible Debenture Purchase Agreements with the registrant, filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.7b
Letter Agreement dated April 16, 2006, to extend maturity date of subordinated convertible debentures, filed as Exhibit 4.7b to Amendment No. 3 to the Registration Statement on Form S-1 filed by the registrant on April 19, 2006

4.8	Secured Revolving Note dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005
4.9
Secured Convertible Minimum Borrowing Note dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.10	Secured Convertible Term Note dated August 24, 2005 issued to Laurus Master Fund, Ltd., filed as Exhibit 4.10 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005
4.11
Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell, filed as Exhibit 4.11 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.12
Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the registrant, filed as Exhibit 4.12 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.13
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Stock Purchase Agreement with the registrant, filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.14
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Subordinated Convertible Debenture Purchase Agreements, filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.15
Registration Rights Agreement dated August 24, 2005 between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 4.15 to the Registration Statement on Form S-1 filed by the registrant on November 1, 2005

4.16	Common Stock Purchase Warrant dated May 31, 2006 issued by registrant to Laurus Master Fund, Ltd., filed as Exhibit 4.1 to Current Report on Form 8-K filed by the registrant on June 6, 2006
4.17
Secured Non-convertible Revolving Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd., filed as Exhibit 4.2 to Current Report on Form 8-K filed by the registrant on June 6, 2006

4.18
Secured Term Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd., filed as Exhibit 4.3 to Current Report on Form 8-K filed by the registrant on June 6, 2006

4.19a	Registration Rights Agreement dated May 31, 2006 between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 4.4 to Current Report on Form 8-K filed by the registrant on June 6, 2006
4.19b
Amendment dated July 31, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 10.1 to Current Report on Form 8-K filed by the registrant on August 4, 2006

4.19c
Amendment dated August 30, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd., filed as Exhibit 10.1 to Current Report on Form 8-K filed by the registrant on August 31, 2006

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith. All other Exhibits have been previously filed.