Form 10-K
period 2006-12-31
MISCOR GROUP, LTD.
filed 2007-03-30
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-52380
MISCOR GROUP, LTD.

(Exact name of registrant as specified in its charter)

Indiana	20-0995245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1125 S. Walnut St.
South Bend, Indiana 46619
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code:   (574) 234-8131

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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

As of July 2, 2006, the aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the sale price provided in the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354), was approximately $26.6 million. The registrant does not have any non-voting common equity securities.

As of March 21, 2007, there were 187,408,902 shares outstanding of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

- INDEX -

i

ii

PART I

ITEM 1.	BUSINESS

Overview

We provide electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States.

•
Industrial Services - We provide maintenance and repair services for both alternating current and direct current electric industrial motors and generators, we manufacture and repair industrial lifting magnets, and we provide engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities.

•	Diesel Engine Components - We manufacture, remanufacture, repair and engineer power assemblies, engine parts and other components related to large diesel engines.

•	Electrical Contracting Services - We provide electrical contracting services, including design-build services, to industrial, commercial and institutional customers.

To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

We began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we have expanded the nature of our operations as well as our geographic presence, which now includes additional locations in Indiana and locations in Alabama, Maryland, Ohio, Washington and West Virginia. In April 2004, we reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, we changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.

We developed our industrial services business to take advantage of certain market trends that we have observed. First is a shift among industrial companies toward outsourcing maintenance and other non-core services. These companies are increasing their use of outside contractors to control their internal labor and insurance costs and to eliminate the need for maintaining expensive, under-utilized equipment. Second, the mounting costs of training skilled employees, maintaining a satisfactory safety record and complying with rapidly changing government regulations are causing many industrial companies to seek experienced outsourcing providers. Third, many industrial companies prefer to simplify vendor management by working with larger providers that have broad geographic coverage. In response to these trends, we have made certain strategic business acquisitions to consolidate regionally fragmented service providers in the Midwest, resulting in significant revenue growth and geographic expansion of this segment of our business.

We organized our electrical contracting business in 2001 to take advantage of our expertise in electrical contracting. In November 2004, we expanded the geographical presence of our electrical contracting business by acquiring certain operating assets of Thomson Electric based in Elkhart, Indiana. We provide a wide range of electrical contracting services, mainly to industrial, commercial and institutional customers in northern Indiana and southwest Michigan.

In March 2005, we began our diesel engine components business by acquiring certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. In June 2005, we opened a sales office in Seattle. In this segment of our business, we manufacture, remanufacture, repair and engineer power assemblies, engine parts and other components related to large diesel engines for the rail, utilities, marine and offshore drilling industries.

In May 2006, we acquired substantially all of the assets of E.T. Smith Services of Alabama, Inc. (“Smith Alabama”). Smith Alabama provided electric motor repair, preventative maintenance and refurbishment for industrial companies such as utilities and manufacturers. The operating results of this business are included with the industrial services segment.

Business Strategy

Our objective is to be a leading provider of integrated mechanical and electrical products and services to industry. To achieve that, we intend to grow our existing business segments and add complimentary businesses, both through acquisitions and internal sales growth.

Employees

At December 31, 2006, we had 452 full-time employees, of which 96 were salaried and 356 were hourly. At that date, approximately 37% of our employees were covered by collective bargaining agreements with several trade unions. All of the union employees are currently working under collective bargaining agreements. We believe our relations with our employees to be good.

Segment Information

Through December 31, 2006, we operated in three reportable revenue generating segments: industrial services; electrical contracting services; and diesel engine components. The following table summarizes financial information concerning our reportable segments as of and for the three years ended December 31, 2006, 2005 and 2004 (amounts in thousands). Corporate administrative and support services are not allocated to the segments but are presented separately. See Note O of the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our business segments.

	Year Ended December 31,
	2006	2005	2004

Revenues:
Industrial services	$37,247	$29,721	$25,389
Electrical contracting	14,101	10,404	3,595
Diesel engine components	9,672	6,320	-0-
Corporate	-0-	-0-	-0-
Elimination	(266)	(149)	(87)
Consolidated	$60,754	$46,296	$28,897

Gross Profit:
Industrial services	$8,429	$6,907	$5,912
Electrical contracting	1,942	1,187	312
Diesel engine components	1,587	1,101	-0-
Corporate	-0-	-0-	-0-
Elimination	(79)	(39)	(27)
Consolidated	$11,879	$9,156	$6,197

Net income (loss):
Industrial services	$2,661	$1,545	$1,100
Electrical contracting	868	369	9
Diesel engine components	(88)	(194)	-0-
Corporate	(6,102)	(8,916)	(1,298)
Consolidated	$(2,661)	$(7,196)	$(189)

	As of December 31,
	2006	2005

Total assets:
Industrial services	$17,250	$13,090
Electrical contracting	5,352	2,816
Diesel engine components	5,242	5,365
Corporate	3,023	4,450
Consolidated	$30,867	$25,721

Following is additional information regarding our three historical business segments.

Industrial Services Segment

We have organized our industrial services segment into three primary business groups: the Motor Group; the Magnet Group; and the Engineering Services Group. To supplement the services provided by these groups, we provide on-site equipment maintenance and education and training services.

Principal Products, Services, Markets and Distribution

Our Motor Group provides maintenance and repair services for both alternating current (AC) and direct current (DC) electric motors. Our customers operate in a broad range of major industries, including steel, railroad, marine, petrochemical, pulp and paper, mining, automotive and power generation. Our Magnet Group repairs and manufactures industrial lifting magnets. Our customers include scrap yards, steel mills and steel processing centers. Based on industry experience and market information, we believe that we are one of the largest magnet repair operations in the United States and one of the top three manufacturers of industrial lifting magnets in the United States based on revenue for 2006. Our Engineering Services Group provides engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities. The Group’s services are intended to assist our customers in avoiding critical equipment or system downtime. We provide an integrated approach to help our customers minimize disruptions to their operations by applying state-of-the-art technology and up-to-date knowledge and education. Through both proactive programs and emergency evaluations, our skilled professionals test, analyze, maintain, repair and replace power distribution equipment to maximize reliable and safe operation. The Motor Group accounted for approximately 26%, 27% and 34% of total consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Magnet Group accounted for approximately 22%, 26% and 38% of total consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Engineering Services Group accounted for approximately 13%, 11% and 16% of total consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Marketing and Customers

The products and services comprising our industrial services segment are marketed principally by personnel based at our eight locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services.

At December 31, 2006, we had approximately 250 customers in this segment with active accounts. Our largest customers include International Steel Group, CSX Transportation, USS Corporation, Mittal Steel and Beta Steel. No customer of our industrial services business accounted for 10% or more of our consolidated revenues during any of the last three fiscal years. Our industrial services business accounted for 61%, 64% and 88% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Business Strategy

We seek to continue to strengthen and broaden our position as a provider of outsourced maintenance and repair, industrial education and training and complementary services to the industries we serve throughout the United States. To achieve this objective, we are pursuing the following business strategies:

•
Strengthen Competitive Position in Growing Market for Outsourcing Industrial Services. We believe that participants in the steel, power generation and other industries we serve, in an effort to remain competitive, will increasingly rely on independent contractors to provide maintenance and repair services. We intend to expand our capabilities to provide our customers an outsourcing solution for their maintenance and repair services and other industrial needs.

•
Cross-Sell Services. The sales staff, operations managers and business development personnel of each of our business segments are familiar with the capabilities of our other segments. We train our personnel to identify cross-selling opportunities and integrate the breadth of our services into each bid proposal. This provides the customer a more comprehensive portfolio of services and provides us with the opportunity to increase our sales per customer.

•
Acquire Complementary Service Businesses. We evaluate, on an ongoing basis, potential acquisitions of complementary businesses in an effort to further strengthen and broaden our service offerings, and to expand our customer base and geographic presence.

Raw Materials

The principal raw materials used in our industrial service segment are steel, aluminum and various flexible materials. Raw materials are obtained from a number of commercial sources at prevailing prices and we do not depend on any single supplier for any substantial portion of raw materials.

Competition

The level of competition we face varies depending on the business group involved. With respect to our Motor Group, we believe that the largest single supplier of new motors is General Electric Company, which also operates a national network of motor repair centers. In addition to General Electric, there are a number of other regional and local suppliers throughout the United States.

In the magnet market, there are four other principal suppliers of magnets based in the United States: Walker Magnetics Group; Ohio Magnetics, Inc.; Winkle Magnetics; and City Machine Technologies, Inc. We believe that we are one of the largest magnet repair operations in the United States, and one of the top three manufacturers of industrial lifting magnets, based on revenues for 2006.

Participants in our industry compete primarily on the basis of service, quality, timeliness and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments. We believe we have a competitive advantage over most service contractors due to the quality, training and experience of our technicians, our regional service capability and the broad range of services we provide, as well as the technical support and manufacturing capabilities supporting our service network.

Backlog

At December 31, 2006, the backlog of our industrial services segment was approximately $2.6 million compared to $5.2 million at December 31, 2005. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts in progress and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we must have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. We believe that our present working capital position, combined with forecasted cash flows and borrowing capacity as well as the net proceeds from the recent private offerings of our securities, will be sufficient to meet our working capital requirements and contractual obligations for at least the next 12 months. For further discussion of our borrowing facilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and note F of the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Seasonality and Quarterly Fluctuations

Our revenues from our industrial services segment may be affected by the timing of scheduled outages at our industrial customers' facilities and by weather conditions with respect to projects conducted outdoors. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

Electrical Contracting Segment

Principal Products, Services, Markets and Distribution

We provide electrical contracting services to a variety of customers throughout northern Indiana and southwest Michigan on a contract and fee basis. These services include maintenance and repair services primarily for industrial, commercial and institutional operations.

Marketing and Customers

Our customers include general contractors, real estate developers, commercial businesses, government agencies, manufacturers and institutions. No customer of our electrical contracting business accounted for 10% or more of our consolidated revenues during any of the last three fiscal years. Our electrical contracting business accounted for 23%, 22% and 12% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Business Strategy

Our strategy is to expand our electrical contracting business in northern Indiana and southwest Michigan through competitive advantages realized from alliances with suppliers, cross-selling opportunities developed from alliances with or acquisitions of local mechanical, control and integration contractors, and exploiting opportunities presented in our other business segments.

Raw Materials

The principal raw materials used in our electrical contracting segment are steel, copper and petroleum-based materials. Raw materials are obtained from a number of commercial sources at prevailing prices and we do not depend on any single supplier for any substantial portion of raw materials.

Competition

We believe we are one of the three largest electrical contractors in our geographic market, based on sales for 2006. In addition, we compete against several smaller companies that provide electrical contracting services. Certain collective bargaining agreements to which we are a party limit our ability to compete on price with lower-cost, non-union contractors.

Backlog

At December 31, 2006, the backlog of our electrical contracting segment was approximately $5.2 million compared to $5.1 million at December 31, 2005. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders and contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Most contracts with general contractors and real estate developers allow the customer to retain generally between 5% and 10% of each progress billing until the contract is completed, inspected and approved. Therefore, we must have sufficient working capital to permit us to undertake our services, and to carry the appropriate inventory level of spare parts and equipment, throughout the duration of a project. We believe that our present working capital position, combined with forecasted cash flows and borrowing capacity as well as the net proceeds from the recent private offerings of our securities, will be sufficient to meet our working capital requirements and contractual obligations for at least the next 12 months. For further discussion of our borrowing facilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and note F of the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Seasonality and Quarterly Fluctuations

Our revenues from our electrical contracting segment may be affected by weather conditions with respect to projects conducted outdoors. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Further, our revenues may be affected by the cyclical nature of the construction industry which is impacted by the local economy and interest rates. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

Diesel Engine Components Segment

We have operated our diesel engine contracting segment through our subsidiary HK Engine Components, LLC.

Hatch & Kirk Acquisition

In March 2005, we acquired certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. The aggregate purchase price was $2,613,000, comprised of the following: cash of $2,508,000; a note payable of $30,000; and 280,000 shares of our common stock valued at $75,000. We also assumed certain accrued liabilities in the aggregate face amount of $105,000, as well as the real property lease for Hatch & Kirk’s Hagerstown, Maryland facility. This acquisition launched the diesel engine components segment of our business.

Principal Products, Services, Markets and Distribution

In this segment of our business, we manufacture, remanufacture, repair and engineer power assemblies, engine parts and other components related to large diesel engines. These engines typically are used to power railroad locomotives, as marine engines and as back-up power supplies in power and utility plants and in the oil and gas industries.

Marketing and Customers

Diesel engine component customers include companies that use, manufacture or distribute diesel engines and related components for the rail, utilities, maritime and offshore drilling industries No customer accounted for 10% or more of our consolidated revenues in 2006 or 2005. Our diesel engine components business accounted for 16% and 14% of consolidated revenues for the year ended December 31, 2006 and 2005, respectively.

Business Strategy

Our strategy is to expand into other geographic markets throughout the world, particularly with respect to the remanufacture and repair of Electro Motive Diesel power assemblies. We also intend to develop power assembly solutions for additional engine manufacturers.

Raw Materials

The principal raw materials used in our diesel engine components segment are scrap and raw steel, aluminum, alloys and molds. Certain raw materials can be obtained from a number of commercial sources at prevailing prices and we do not depend on any single supplier for any substantial portion of raw materials. However, it is sometimes difficult to obtain adequate quantities of scrap steel and alloys at competitive prices. The cost to deliver scrap steel can limit the geographic areas from which we can obtain this material. Valves, a critical component of our power assembly product offering, can be obtained from only two reliable sources at competitive prices, one of which is in South America. We attempt to minimize this risk by stocking adequate levels of key components. However, we may encounter problems at times in obtaining the raw materials necessary to conduct our diesel engine components business.

Competition

Our two largest competitors are General Electric and the former Electro Motive Diesel division of General Motors Corporation. We believe we are the largest supplier of diesel engine components in the United States that is not an original equipment manufacturer, based on revenues for the year ended December 31, 2006. There are a number of smaller competitors.

Foreign Sales

Our diesel engine components business derives a significant portion of its revenues from foreign customers. Foreign sales for the years ended December 31, 2006 and 2005 were $2.7 million or 28%, and $2.8 million or 44% of the total revenues of this segment, respectively.

Backlog

At December 31, 2006, the backlog of our diesel engine component segment was approximately $1.8 million compared to $2.1 million at December 31, 2005. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

Our customers typically pay within 30 to 60 days from the date of shipment. Some foreign customers typically pay in 90 days. Therefore, we must have sufficient working capital to permit us to undertake our services, and to carry the appropriate inventory level of spare parts and equipment, throughout the duration of a project. We believe that our present working capital position, combined with forecasted cash flows and borrowing capacity as well as the net proceeds from the recent private offerings of our securities, will be sufficient to meet our working capital requirements and contractual obligations for at least the next 12 months. For further discussion of our borrowing facilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and note F of the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Seasonality and Quarterly Fluctuations

The effects of seasonality on revenues in our diesel engine components business are insignificant. However, the timing of large individual orders may have a significant impact on revenues in any quarter. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

ITEM 1A.	RISK FACTORS

Investors should consider carefully the following factors that could cause our operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our businesses or financial performance.

We have not yet attained profitable levels of revenues, and we may not be profitable in the future. If we do not become profitable, we may not be able to continue our operations, and you may lose your entire investment.

For the fiscal years ended December 31, 2006, 2005 and 2004, we incurred net losses of approximately $2.7 million, $7.2 million and $0.2 million, respectively. We attribute these losses to investments we have made in the infrastructure of our business, which we expect will support a higher level of revenue than that being currently achieved. In addition, 2005 included a non-cash charge to interest expense related to the issuance of a conversion option in the amount of $4.5 million. We expect to continue to make substantial expenditures for sales, infrastructure and other purposes, which may be fixed in the short term. As a result, we can provide no assurance as to the level, if any, of profitability in 2007 and beyond. Our ability to increase revenue and achieve and maintain profitability in the future will depend primarily on our ability to complete strategic business acquisitions, increase sales of our existing products and services, maintain a reasonable cost structure and expand our geographical coverage. No assurance can be given that we will be able to increase our revenue at a rate that equals or exceeds expenditures.

We have a short operating history, which may make it difficult for investors to evaluate our business and our future prospects and will increase the risk of your investment.

We began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop that launched our industrial services business. We expanded into electrical contracting in late 2001 and into diesel engine components in March 2005. Because of our limited operating history, we lack extended, historical financial and operational data, making it more difficult for an investor to evaluate our business, forecast our future revenues and other operating results, and assess the merits and risks of an investment in our common stock. This lack of information will increase the risk of your investment.

Our ability to execute our business plan will be impaired if we do not retain key employees.

We are highly dependent on the efforts and abilities of John A. Martell, our Chairman, Chief Executive Officer and President, and other senior management and key staff performing technical development, operations, customer support and sales and marketing functions. These employees are not obligated to continue their employment with us and may leave us at any time. We are not aware that Mr. Martell or any other member of our senior management team has any plans to leave the company. We do not have “key person” life insurance policies for any of our officers or other employees, including Mr. Martell. The loss of the technical knowledge and management and industry expertise that would result in the event Mr. Martell or other members of our senior management team left our company could delay the execution of our business strategy and divert our management resources. Our business also could be adversely affected if any member of management or any other of our key employees were to join a competitor or otherwise compete with us.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in technical development, operations, customer support and sales and marketing. We compete for qualified individuals with numerous other industrial services companies. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We face numerous competitors that have greater financial and other competitive resources than we have, which could hurt our ability to compete effectively.

The markets in which we do business are highly competitive. We do not expect the level of competition we face to be reduced in the future. An increase in competitive pressures in these markets or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Many of our competitors have longer operating histories, greater name recognition, more customers and significantly greater financial, marketing, technical and other competitive resources than we have. As a result, these companies may be able to adapt more quickly to new technologies and changes in customer needs, or to devote greater resources to the development, promotion and sale of their products and services. While we believe that our overall product and service offerings distinguish us from our competitors, these competitors could develop new products or services that could directly compete with our products and services.

Some of our employees work under collective bargaining agreements that will expire in 2007, which may result in work stoppages or other disruptions that could have an adverse effect on our operating results.

As of December 31, 2006, approximately 37% of our employees were working under collective bargaining agreements with several trade unions. One of the collective bargaining agreements covering 5% of our employees expires in 2007. While we expect to reach an acceptable renewal of this agreement, we may not be able to do so, and we may face work stoppages or other similar disruptions. Should this occur, we may not be able to meet the demands and expectations of our customers, which may result in cancelled orders and reduced business. This could have an adverse effect on our operating results.

We may have to reduce or cease operations if we are unable to obtain the funding necessary to meet our future capital requirements. Moreover, if we raise capital by issuing additional equity, your percentage ownership of our common stock will be diluted.

We believe that our existing working capital, cash provided by operations and our existing senior credit facility, under which we had an additional $5.0 million available as of March 23, 2007, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next twelve months. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions. In addition, we do not anticipate being able to generate sufficient funds from operations to pay off our obligations under our subordinated convertible debentures on their maturity date of February 28, 2008. As of March 21, 2007, debenture holders have converted $1,045,000 of the subordinated debt. However, absent further exercise of the right of the debenture holders to convert our indebtedness into shares of our common stock, we anticipate having to refinance or otherwise raise additional capital to pay off the $2,980,000 principal balance and accrued interest of the subordinated convertible debentures.

Our future working capital needs and capital expenditure requirements will depend on many factors, including our rate of revenue growth, the rate and size of future business acquisitions, the expansion of our marketing and sales activities, and the rate of development of new products and services. To the extent that funds from the sources described above are not sufficient to finance our future activities, we will need to improve future cash flows and/or raise additional capital through debt or equity financing or by entering into strategic relationships or making other arrangements. Any effort to improve cash flows, whether by increasing sales, reducing operating costs, collecting accounts receivable at a faster rate, reducing inventory and other means, may not be successful. Further, any additional capital we seek to raise might not be available on terms acceptable to us, or at all. In that event, we may be unable to take advantage of future opportunities or to respond to competitive pressures or unanticipated requirements, and we may default under our debentures. Any of these events may have, and with respect to a default under our indebtedness would have, a material adverse effect on our business, financial condition and operating results.

Further, if we raise additional capital through the issuance of equity securities, the percentage ownership of each shareholder in the company will, and each shareholder’s economic interest in the company may, be diluted. The degree of dilution, which may be substantial, will depend to a large extent on the market price of our common stock and general market conditions at the time we issue any such new equity.

If we default on our obligations under our subordinated secured convertible debentures or our senior secured credit facility, our assets may be subject to foreclosure, which would likely put us out of business.

Our obligations under our subordinated secured convertible debentures issued to investors in our 2005 private offering are secured by a second lien on substantially all of our assets. Our obligations under our senior credit facility are secured by a first lien on our accounts receivable. Consequently, if we are unable to pay off our senior secured obligations or the debentures when they become due or otherwise default under the terms of our senior credit facility or the debentures, our senior lender or the holders of the debentures could foreclose their respective security interests and liquidate all of our assets. This would cause us to cease operations and likely result in the loss of your entire investment.

If we are unable to identify and make appropriate acquisitions in the future, our growth could be restricted.

A significant component of our growth strategy has been and is expected to continue to be the acquisition of companies that we expect to expand our product and service offerings, our geographic presence and our customer base. Since our organization in 2000, we have completed seven acquisitions, and we intend to continue making acquisitions in the future. It is possible, however, that we may not be able to identify or acquire additional companies on terms agreeable to us, if at all. If we fail to make such acquisitions on agreeable terms, our ability to increase our revenue and execute our growth strategy would be hurt.

Any acquisitions we make could be difficult to integrate with and harm our existing operations and result in dilution to our existing shareholders.

We expect to continue making strategic business acquisitions. Evaluating acquisition targets is difficult, and acquiring other businesses involves risks, including the following:

•	difficulty in integrating the acquired operations and retaining acquired personnel;

•	difficulty in retaining acquired sales and distribution channels and customers;

•	diversion of management's attention from and disruption of our ongoing business; and

•	difficulty in incorporating acquired technology and rights into our product and service offerings and maintaining uniform standards, controls, procedures and policies.

Furthermore, we may issue equity securities to pay in whole or in part for future acquisitions. If we issue equity securities, the percentage ownership of each shareholder in the company will, and each shareholder’s economic interest in the company may, be diluted. The degree of dilution will depend, to a large extent, on the market price of our common stock and general market conditions at the time new equity is sought. Such dilution may be substantial.

We may not successfully manage our growth, which could result in continued losses and the failure of our business.

Our success will depend to a large extent on our ability to expand our operations and manage our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business may suffer.

We may be unable to adequately expand our operational systems to accommodate growth, which could harm our ability to deliver our products and services.

Our operational systems have not been tested at the customer volumes that may be required for us to become profitable in the future. These systems may not be able to operate effectively if the number of our customers grows substantially. In implementing new systems, we may experience periodic interruptions affecting all or a portion of our systems. Such interruptions could harm our ability to deliver our products and services and could result in the loss of current and potential new customers.

Changes in operating factors that are beyond our control could hurt our operating results.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond management's control. These factors include the costs of new technology, the relative speed and success with which we can acquire customers for our products and services, capital expenditures for equipment, sales and marketing and promotional activities and other costs, changes in our pricing policies, suppliers and competitors, changes in operating expenses, increased competition in our markets, and other general economic and seasonal factors. Adverse changes in one or more of these factors could hurt our operating results.

We may be required to conduct environmental remediation activities, which could be expensive and inhibit the growth of our business and our ability to become profitable.

We are subject to a number of environmental laws and regulations, including those concerning the handling, treatment, storage and disposal of hazardous materials. These environmental laws generally impose liability on present and former owners and operators, transporters and generators of hazardous materials for remediation of contaminated properties. We believe that our businesses are operating in compliance in all material respects with applicable environmental laws, many of which provide for substantial penalties for violations. We cannot assure you that future changes in such laws, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. In addition, if we do not comply with these laws and regulations, we could be subject to material administrative, civil or criminal penalties or other liabilities. We may also be required to incur substantial costs to comply with current or future environmental and safety laws and regulations. Any such additional expenditures or costs that we may incur would hurt our operating results.

It may be difficult to obtain performance bonds at our subsidiary Martell Electric, LLC, which would adversely affect our ability to grow our electrical contracting business.

Certain large electrical contracts require that we post a performance bond when we submit our bid or quote. The insurance companies that issue performance bonds review our financial performance and condition and that of our subsidiary Martell Electric, LLC, through which we conduct the electrical contracting segment of our business. Due to our accumulated consolidated operating losses, we may not be able to obtain the performance bonds necessary to submits bids for future projects. This would adversely affect our ability to grow our electrical contracting business.

Insurance is expensive and it may be difficult for us to obtain appropriate coverage. If we suffer a significant loss for which we do not have adequate insurance coverage, our income will be reduced or our net loss will increase.

We have obtained insurance coverage for potential risks and liabilities that we deem necessary and which fall within our budget. Insurance companies are becoming more selective about the types of risks they will insure. It is possible that we may:

•	not be able to get sufficient insurance to meet our needs;

•	not be able to afford certain types or amounts of coverage;

•	have to pay insurance premiums at amounts significantly more than anticipated; or

•	not be able to acquire any insurance for certain types of business risks.

This could leave us exposed to potential claims or denial of coverage in certain situations. If we were found liable for a significant claim in the future, the resulting costs would cause our net income to decrease or our net loss to increase.

Certain raw materials and other materials purchased for our operations have been and may continue to be subject to sudden and significant price increases that we may not able to pass along to our customers. This could have an adverse effect on our ability to become profitable.

We purchase a wide range of commodities and other materials such as copper, aluminum, steel and petroleum-based materials as raw materials and for consumption in our operations. Some of these materials have been and may continue to be subject to sudden and significant price increases. Depending on competitive pressures and customer resistance, we may not be able to pass on these cost increases to our customers. This would reduce our gross profit margins and make it more difficult for us to become profitable.

The increased costs we will incur as a result of being a public company will make it more difficult for us to become profitable.

As a public company, we will incur significant additional legal, accounting, insurance, compliance, reporting, record keeping and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC. We expect these rules and regulations to increase our general and administrative expenses and will make some activities more time-consuming and costly. The expense we incur in complying with these requirements will make it more difficult for us to become profitable.

The changing regulatory environment for public companies could make it more difficult for us to attract qualified directors.

We expect that the stricter regulatory environment following enactment of the Sarbanes-Oxley Act of 2002 may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may also be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We do not intend to pay dividends, and you may not experience a return on investment without selling your securities, which may be difficult because we have a limited trading market.

We have never declared or paid, nor do we intend in the foreseeable future to declare or pay, any dividends on our common stock. Our financing agreements also prohibit us from paying any dividends on our common stock. Since we intend to retain all future earnings to finance the operation and growth of our business, you will likely need to sell your securities in order to realize a return on your investment, if any. The market for our common stock is limited, and you may not be able to sell your shares of our common stock.

Ownership of our common stock is concentrated among a small number of shareholders who have substantial control over matters requiring shareholder approval and may approve actions that are adverse to your interests or negatively impact the value of your investment.

As of March 23, 2007, our directors and executive officers beneficially owned or controlled approximately 36.9% of our outstanding common stock, or approximately 42.3% assuming exercise or conversion of outstanding warrants, convertible notes and convertible debentures. Tontine Capital Management L.L.C. and its affiliates own 33.3% of our outstanding common stock, or approximately 26.5% assuming exercise or conversion of outstanding warrants, convertible notes and convertible debentures As a result, such persons may have the ability to control most matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. The interests of these shareholders in such matters may be different from your interests. Consequently, they may make decisions that are adverse to your interests. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information about ownership of our outstanding shares.

Our articles of incorporation limit the liability of our directors and officers and require us to indemnify them against certain liabilities, which could restrict your ability to obtain recourse against our directors and officers for their actions and reduce the value of your investment in our common stock.

Our articles of incorporation limit the liability of our directors and officers for any loss or damage caused by their actions or omissions if they acted in good faith, with the care an ordinarily prudent person in a like position would have exercised under similar circumstances, and in a manner they reasonably believed was in the best interests of our company. Even if they do not meet these standards, our directors and officers would not be liable for any loss or damage caused by their actions or omissions if their conduct does not constitute willful misconduct or recklessness. Our articles of incorporation also require us to indemnify our directors and officers under certain circumstances against liability incurred in connection with proceedings to which they are made parties by reason of their relationships to our company.

The limitation of liability and indemnification provisions in our articles of incorporation may discourage shareholders from bringing a lawsuit against our directors alleging a breach of their fiduciary duty. These limitations may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit our company and shareholders. Furthermore, our operating results and the value of your investment may decline to the extent that we pay any costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business from thirteen locations in the United States. We lease facilities in South Bend, Elkhart, Hammond, Indianapolis and Merrillville, Indiana; Boardman, Ohio; Mobile, Alabama; Little Rock, Arkansas; Hagerstown, Maryland; Seattle, Washington; and Huntington, West Virginia. Our leases have terms expiring at various times through December 2014, with annual base rental payments ranging from $51,000 to $150,000. We own our facilities in Weston, West Virginia and Saraland, Alabama.

We currently use the Elkhart facility in the electrical contracting segment of our business. In January 2007, we entered into a five year lease agreement for a property in South Bend to house the operations of the electrical contracting business. The annual rental for the new lease is $89,000. The Hagerstown, Seattle and Weston facilities are used in the diesel engine components segment of our business. The other facilities are used in the industrial services segment of our business. We maintain our executive offices at our South Bend, Indiana facility.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space would be available on commercially reasonable terms as needed to accommodate any expansion of our operations.

We lease our facilities in South Bend and Hammond, Indiana, Boardman, Ohio and Mobile, Alabama from several limited liability companies, all of which are indirectly owned by John A. Martell, our Chairman, Chief Executive Officer and President. We lease the new facility in South Bend for the electrical contracting business from a limited liability company owned by Mr. Martell’s adult children. We lease our Hagerstown, Maryland facility from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HK Engine Components, LLC, is a partner. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

ITEM 3.	LEGAL PROCEEDINGS

We are periodically involved in ordinary routine litigation incidental to our business. In our opinion, there are no material pending legal proceedings the resolution of which is expected to have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 7, 2006, we obtained shareholder approval of our 2005 Employee Stock Purchase Plan by written consent signed by Mr. Martell, our majority shareholder.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock became eligible to trade on the OTC Bulletin Board on August 1, 2006 under the symbol MCGL. The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated. Sales price information consists of quotations by dealers making a market in our common stock and may not necessarily represent actual transactions. As a result, the sales price information for our common stock reflects inter-dealer prices without any mark-ups, mark-downs or commissions. In addition, trading in our common stock is limited in volume and may not be a reliable indication of its market value.

	High	Low
Fiscal Year 2006:
3rd quarter ended 10/1/06 *	$0.70	$0.40
4th quarter ended 12/31/06	$0.40	$0.17

*beginning August 1, 2006

As of March 21, 2007, there were 187,408,902 shares of common stock outstanding and approximately 77 shareholders of record. Our common stock was held by approximately 546 beneficial owners as of such date. In addition, as of that date we had outstanding:

•	warrants to acquire up to 9,415,265 shares of our common stock at fixed exercise prices ranging from $0.0001 to $0.34 per share;

•	subordinated debentures convertible into 8,752,026 shares of our common stock based on aggregate indebtedness of $2,980,000 then outstanding and a fixed conversion price of $0.3404926 per share;

•	a subordinated note convertible into 30,000,000 shares of our common stock based on aggregate indebtedness of $3,000,000 then outstanding and a fixed conversion price of $0.10 per share; and

•	options issued under our 2005 Stock Option Plan to acquire 1,580,000 shares of our common stock at exercise prices ranging from $0.215 to $0.25 per share.

The number of shares issuable upon exercise of the foregoing warrants and conversion of the foregoing debentures and notes, as well as the respective fixed exercise and conversion prices, are subject to adjustment as provided in the applicable securities and related agreements.

Dividends

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future. Our subordinated convertible debentures and our senior credit facility contain restrictions on our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unregistered Sales of Equity Securities

On May 31, 2006, we issued to our senior lender, Laurus Master Fund, Ltd., warrants to purchase 375,000 shares of our common stock at a fixed exercise price of $0.01 per share, subject to certain anti-dilution adjustments. These warrants are exercisable for a seven-year period. We issued the warrants to Laurus for no additional consideration in connection with financing Laurus provided for our acquisition of E.T. Smith Services of Alabama, Inc. Laurus was an “accredited investor,” as that term is defined in Rule 501 of Regulation D, and the issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering, and Rule 506 of Regulation D.

Effective August 3, 2006, we issued the following options under our 2005 Stock Option Plan to acquire 1,185,000 shares of our common stock: (i) options to acquire 50,000 shares each to an executive officer and two outside directors at an exercise price of $0.25 per share, (ii) options to acquire 250,000 each to two outside directors at an exercise price of $0.25 per share, of which 250,000 were exercised in September 2006 and 250,000 expired, and (iii) options to acquire 535,000 shares to certain key employees. The issuance of the options was exempt from registration under the Securities Act in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

Effective August 31, 2006, we issued to two key employees 25,000 shares of restricted stock each pursuant to offers to purchase such shares granted under our 2005 Restricted Stock Purchase Plan at an exercise price of $0.001 per share. The grant of the purchase offers and the issuance of the shares were exempt from registration under the Securities Act in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of December 31, 2006, we have issued 9,405,265 shares upon the exercise of warrants. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we cannot ascertain the number or shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of $400,000 and have received no offering proceeds, except that we received $8,325 upon the exercise of warrants.

ITEM 6. SELECTED FINANCIAL DATA

The table below summarizes selected financial information for MISCOR and our subsidiaries on a consolidated basis. For additional information, refer to our audited consolidated financial statements and the notes to the financial statements in “Item 8. Financial Statements and Supplementary Data.”

STATEMENT OF	Year Ended December 31,
OPERATIONS DATA:	2006	2005	2004	2003	2002
Revenues:
Product sales	$18,083	$14,587	$6,763	$3,235	$881
Service revenues	42,671	31,709	22,134	12,260	10,911
Total revenues	$60,754	$46,296	$28,897	$15,495	$11,792

Cost of revenues:
Product sales	$13,891	$11,131	$4,769	$1,248	$1,044
Service revenues	34,984	26,009	17,931	10,735	8,915
Total cost of revenues	$48,875	$37,140	$22,700	$11,983	$9,959

Gross profit	$11,879	$9,156	$6,197	$3,512	$1,833

Selling expenses	$3,366	$2,866	$1,959	$1,457	$1,285
General and administrative expenses	$7,266	$6,806	$4,256	$3,003	$1,794
Total selling, general and administrative expense	$10,632	$9,672	$6,215	$4,460	$3,079

Operating income (loss)	$1,247	$(516)	$(18)	$(948)	$(1,246)

Interest expense	$(3,404)	$(6,711)	$(183)	$(189)	$(117)
Loss on warrant liability	(508)	-	-	-	-

Other income	4	31	12	-	125

Net loss	$(2,661)	$(7,196)	$(189)	$(1,137)	$(1,238)
Net loss per share	$(0.02)	$(0.07)	$(0.00)	$(0.01)	$(0.02)

Shares used to compute Loss per share (1)	109,264,264	99,417,698	84,017,315	79,450,000	79,450,000
________________________________
(1)	See Note A to our consolidated financial statements included in “Item 8. Financial Statements” for a description of the computation of the number of shares and net loss per share.

BALANCE SHEET DATA:

	As of December 31,
	2006	2005	2004	2003	2002

Working capital	$4,088	$6,053	$3,257	$1,475	$1,450
Total Assets	30,867	25,721	12,533	8,036	5,934
Long-term debt	8,824	8,603	3,000	3,200	3,507
Accumulated deficit	(13,680)	(11,436)	(4,240)	(4,051)	(2,914)
Total shareholders’ equity (deficit)	$3,693	$5,006	$2,690	$203	$(464)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking-statements that involve risks and uncertainties. See “Forward-Looking Statements” below. The following discussion should be read with our audited consolidated financial statements and the notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Overview

We have historically operated in three business segments: industrial services, electrical contracting services, and diesel engine components.

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

On January 18, 2007 we sold 50,000,000 shares of common stock to Tontine Capital Management L.L.C. and 12,500,000 shares of common stock to Tontine Capital Overseas G.P. L.L.C. for $0.20 per share or $12.5 million. We used the proceeds to retire all of the outstanding senior debt due to our senior lender, Laurus Master Fund, Ltd., as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We will use the balance of the proceeds for working capital and to reduce accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We will use borrowings under the note for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for inventory costing, asset valuations, costs to complete and depreciation. Actual results could differ from those estimates.

Revenue recognition. Revenue in our industrial services and diesel engine components segments consists primarily of product sales and service of industrial magnets, electric motors and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based on specific identification of customer accounts deemed to be uncollectible and historical experience. Our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101 and No. 104.

Revenues from Martell Electric, LLC’s electrical contracting business are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs to complete for each contract. Costs incurred on electrical contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on electrical contracts are recorded as part of other current liabilities.

Segment information. We report segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise.

Inventory. We value inventory at the lower of cost or market. Cost is determined by the first-in, first-out method. We periodically review our inventories and make adjustments as necessary for estimated obsolescence and excess goods. The amount of any markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing, which is three years. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which initially was two years. However, in April 2006, the debenture holders agreed to extend the maturity of the debentures from February 28, 2007 to February 28, 2008. Beginning in April 2006, the unamortized costs related to the debenture financing are amortized through the extended maturity date.

 Warranty costs. We warrant workmanship after the sale of our products. We record an accrual for warranty costs based upon the historical level of warranty claims and our management’s estimates of future costs.

Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

 Stock-based compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (revised 2004), using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

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

New Accounting Standards. In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. In accordance with the provisions of FSP EITF 00-19-2, we have elected early adoption and have reclassified our warrant liability to equity.

Warrants issued in conjunction with our senior debt financing were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Due to certain factors and the liquidated damage provision in the registration rights agreements issued in connection with the senior debt financing, we determined that the warrants are derivative liabilities. We have elected early adoption of FSP EITF 00-19-2, which supersedes the guidance under EITF 05-4.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise wold require bifurcation to be accounted for as a whole on a fair value basis, at the holder's election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect SFAS 155 to have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43 (“SFAS 151”).  SFAS 151 was one of a number of projects by the FASB to converge U.S. accounting standards to International Accounting Standards.  SFAS 151 requires abnormal amounts of idle facility expenses, freight, handling costs and spoilage to be recognized as current period charges.  In addition, the allocation of fixed manufacturing overhead costs to the costs of conversion is required to be based on the normal capacity of the manufacturing facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We adopted SFAS 151 on January 1, 2006. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows as our existing inventory and conversion cost methodologies are generally consistent with that required by the new standard.

Operating Results

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Total revenues increased by $14.5 million or 31% to $60.8 million in 2006 from $46.3 million in 2005. The increase in revenues resulted from increases in industrial services segment revenue of $7.5 million or 25%, electrical contracting segment revenues of $3.7 million or 36%, and diesel engine components segment of $3.3 million or 53%.

The increase in industrial services segment revenue resulted from an increase in service revenue during 2006 to $28.8 million, which was $7.4 million or 35% higher than service revenue of $21.4 million during 2005, and to a small increase in product sales during 2006 to $8.4 million, which was $0.1 million or 1% higher than product sales of $8.3 million during 2005. The acquisition of Smith Alabama accounted for $3.4 million of the $7.4 million increase in service revenues.

The increase in electrical contracting segment revenues during 2006 resulted primarily from market penetration facilitated by increasing name recognition and a strong local construction market.

The increase in diesel engine component segment revenues during 2006 was due to the full year impact in 2006 compared to only 10 months sales in 2005, and the increase in market share, resulting primarily from the increase in business with one major customer.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. In 2007 and thereafter, we expect our rates of revenue growth from existing operations in our electrical contracting and diesel engine component segments to slow relative to historical rates in light of our current market penetration and geographic markets.

Cost of Revenues. Total cost of revenues in 2006 was $48.9 million or 80% of total revenues compared to $37.1 million or 80% of total revenues in 2005. The increase of $11.8 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2006 was $11.9 million or 20% of total revenues compared to $9.2 million or 20% of total revenues in 2005. The increase of $2.7 million was due to increased revenues. Gross profit as a percentage of total revenue is expected to increase as industrial services segment revenues and diesel engine component segment revenues increase and capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes or if sales decline unexpectedly.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.6 million in 2006 from $9.7 million in 2005. Selling expenses increased 17% to $3.4 million in 2006 from $2.9 million in 2005 primarily due to higher commissions and travel and entertainment required to support the growth in total revenues. Selling expenses were 5.5% and 6.2% of total revenues in 2006 and 2005, respectively. General and administrative expenses increased 7% to $7.3 million in 2006 from $6.8 million in 2005, primarily due to higher salaries and benefits, offset in part by lower travel expenses and professional fees. General and administrative expenses were 12% and 15% of total revenues for 2006 and 2005, respectively. While general and administrative expenses may decline as a percentage of total revenues if we continue to increase sales from internal growth and acquisitions, general and administrative expenses should continue to increase with such sales growth. Further, general and administrative expenses should increase due to costs associated with being a public company under federal securities laws. We expect to be able to pay for these increased expenses with proceeds from our senior credit facility and improving our operating results by reducing inventory and increasing the rate at which we collect our accounts receivable.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $0.5 million in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006, which we further describe below under “Liquidity and Capital Resources.”

Interest Expense and Other Income. Interest expense decreased in 2006 to $3.4 million from $6.7 million in 2005. Interest on principal debt increased to $1.2 million in 2006 from $0.7 million in 2005 due to higher outstanding balances and interest rates. Amortization of debt issue costs were $1.5 million in 2006 compared to $1.0 million in 2005. Amortization of debt discount costs on debentures and senior revolving debt was $0.7 million in 2006 compared to $0.5 million in 2005. The balance of interest expense in 2005 included interest related to the issuance of a conversion option of $4.5 million.

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

Net Loss. Net loss was $2.7 million and $7.2 million in 2006 and 2005, respectively. The decrease in the net loss of $4.5 million was due primarily to higher gross profit on higher sales and lower interest expense, partially offset by higher selling, general and administrative expenses and the loss on warrant liability.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Total revenues increased by $17.4 million or 60% to $46.3 million in 2005 from $28.9 million in 2004. The increase in revenues resulted from increases in industrial services segment revenue of $4.3 million or 17% and electrical contracting segment revenues of $6.8 million or 194%. The remainder of the increase in revenues resulted from the diesel engine components segment of $6.3 million, acquired in March 2005.

The increase in industrial services segment revenue resulted from an increase in product sales during 2005 to $8.3 million, which was $1.5 million or 22% higher than product sales of $6.8 million during 2004, and to an increase in service revenue during 2005 to $21.4 million, which was $2.8 million or 15% higher than service revenue of $18.6 million during 2004.

The increase in electrical contracting segment revenues during 2005 resulted primarily from market penetration facilitated by increasing name recognition and a strong local construction market.

Cost of Revenues. Total cost of revenues in 2005 was $37.1 million or 80% of total revenues compared to $22.7 million or 79% of total revenues in 2004. The increase of $14.4 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2005 was $9.2 million or 20% of total revenues compared to $6.2 million or 21% of total revenues in 2004. The increase of $3 million was due to increased revenues. The decrease in gross profit as a percentage of total revenues was due to the increase in electrical contracting sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.7 million in 2005 from $6.2 million in 2004. Selling expenses increased 45% to $2.9 million in 2005 from $2.0 million in 2004 primarily due to higher salaries, benefits, commissions and travel and entertainment required to support the growth in total revenues. Selling expenses were 6% and 7% of total revenues in 2005 and 2004, respectively. General and administrative expenses increased 58% to $6.8 million in 2005 from $4.3 million in 2004, primarily due to higher salaries, benefits, travel and bad debt expenses. Professional fees also increased due to costs associated with becoming a public company under federal securities laws. General and administrative expenses were 15% of total revenues for 2005 and 2004, respectively.

Interest Expense and Other Income. Interest expense increased in 2005 to $6.7 million from $0.2 million in 2004. Interest on principal debt increased to $0.7 million from $0.2 million due to higher outstanding balances and interest rates. The balance of interest expense included interest related to the issuance of a conversion option of $4.5 million, amortization of debt issue costs of $1.0 million and debt discount costs on debentures and senior revolving debt of $0.5 million.

Provision for Income Taxes. We have experienced net operating losses in each year since we commenced operations. Because we were uncertain as to whether we would be able to utilize these tax losses before they expire, we determined to provide a valuation allowance for the income tax benefits associated with these net future tax assets which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Loss. Net loss was $7.2 million and $0.2 million in 2005 and 2004, respectively. The increase in the net loss was due primarily to slightly lower gross profit as a percent of sales, higher professional fees associated with becoming a public company under federal securities laws, and higher interest expense.

Liquidity and Capital Resources for the Years Ended December 31, 2006 and 2005

At December 31, 2006 we had $0.3 million of cash and approximately $4.1 million of working capital. Working capital decreased $1.9 million from approximately $6.0 million at December 31, 2005.

 We have incurred operating losses since we began operations in 2000. The operating losses were due to start up costs, including start up costs associated with acquisitions and underutilized operating capacity and costs incurred to build a corporate infrastructure sufficient to support increasing sales from existing operations and acquisitions for the foreseeable future. We funded these accumulated operating losses, increases in working capital, contractual obligations, acquisitions and capital expenditures with investments and advances from our majority stockholder ($7.2 million), a private debt offering ($4.0 million), private equity offerings ($2.7 million), trade credit and bank loans.

 Our net loss for the year ended December 31, 2006 of $2.7 million included non-cash expenditures of depreciation and amortization of $0.9 million, loss on warrant liability of $0.5 million and amortization related to debt issue and debt discount costs of $2.2 million.

 Net cash provided by operating activities was $0.5 million for the year ended December 31, 2006 compared to net cash utilized in operating activities of $4.6 million in 2005. In 2006, net cash provided from earnings before interest, taxes, depreciation and amortization of approximately $1.6 million was reduced by increases in other working capital accounts. Accounts receivable and prepaid expenses and other current assets increased $3.7 million and $0.2 million, respectively, while inventory decreased $1.0 million and accounts payable and accrued expenses increased $1.5 million and $0.8 million, respectively. Accounts receivable increased due to higher sales and a slowdown in collections at year end. Inventory declined, despite higher sales, as a result of improved inventory turnover. In 2005, net cash used in operating activities was due primarily to increases in accounts receivable and inventories of $3.7 million and $3.0 million, respectively, due primarily to the increase in sales activity. Accounts receivable and inventory may increase if sales increase. Several of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments to our customers. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business.

In 2006, we acquired certain assets from E.T. Smith Services, Inc. for $3.6 million and we also acquired machinery and equipment of $0.4 million. In 2005, we acquired certain assets from Hatch & Kirk, Inc. for $2.6 million and machinery and equipment of $0.9 million.

We generated $3.7 million from financing activities in 2006 primarily from the Laurus financing of $3.4 million for the acquisition in May 2006. We generated approximately $7.9 million from financing activities in 2005 primarily from the issuance of convertible, subordinated debentures of approximately $4.0 million, and the refinancing of our bank line of credit of $5.5 million from MFB Financial with advances of $7.8 million under our senior credit facility with Laurus Master Fund, Ltd., also described below.

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

 From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bear interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders do not elect to convert their debentures. Each debenture holder has the option to convert principal and accrued interest under the debentures into shares of our common stock at a fixed conversion price of $0.3404926 per share, subject to certain anti-dilution adjustments. As of December 31, 2006, no debenture holder has elected to convert principal and accrued interest. To the extent that any debenture holder elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly.

Between January 1, 2007 and March 21, 2007, debenture holders have converted approximately $1 million of the subordinated debt. However, absent further exercise of the right of the debenture holders to convert out indebtedness into shares of our common stock, we will be obligated to make principal and accrued interest payments totaling approximately $3.5 million on February 28, 2008. We are uncertain whether we will generate sufficient funds from operations to make that entire payment. If not, then absent exercise of the debenture holders’ conversion rights, we will have to refinance this indebtedness at its maturity or otherwise raise additional capital through debt or equity financing to pay off the indebtedness. There is no assurance that we will successfully refinance the indebtedness or secure such other financing on terms acceptable to us, or at all. If we are not successful, we would default under the debentures.

 If we default under the debentures, all unpaid amounts will accrue interest at a rate of 15% per year from the date of default until paid. Other remedies available to the debenture holders upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the debenture documents. As of December 31, 2006, these remedies were subject to and subordinate in right to the rights of our senior secured lender. The events of default under the debenture documents include failure to pay principal and interest when due, breach of any covenant under the debenture documents that continues unremedied for 10 days, certain events relating to bankruptcy, default under other indebtedness in a principal amount exceeding $200,000, a judgment in excess of $50,000 is levied against our assets, and other events described in the debenture documents.

The debentures contain restrictions on our ability to incur more indebtedness (other than trade debt), whether secured or unsecured, to redeem our capital stock, to issue preferred stock, and to pay dividends on any of our capital stock.

In August 2005, we entered into a $10.0 million credit facility with Laurus Master Fund, Ltd. At December 31, 2006, we had borrowed an aggregate of $8.2 million under the facility: $2.0 million under a term note, $2.8 million under a minimum borrowing note and $3.4 million under a revolving note. In January 2007, we paid off the Laurus credit facility with proceeds from an equity financing.

The notes bore interest at an annual rate of 1% over the prime rate as published in The Wall Street Journal. Interest was payable monthly, in arrears, beginning on September 1, 2005. The notes were scheduled to mature on August 24, 2008, were convertible into our common stock, and were secured by a first priority lien in our assets and our pledge of the equity interests in our subsidiaries. The obligations to Laurus also were guaranteed by certain subsidiaries. The term note issued to Laurus required monthly principal payments of $100,000, together with all accrued and unpaid interest, commencing March 1, 2006.

In May 2006, we entered into a second Security and Purchase Agreement with Laurus. The agreement provided financing comprised of a $1.6 million revolving note and a $2.1 million term note. At December 31, 2006 we had borrowed an aggregate of $2.8 million under the facility: $2.0 million under the term note and $0.8 million under the revolving note. In January 2007, we paid off this indebtedness with proceeds from an equity financing.

Under the term loan, we were required to make monthly principal payments of $70,000 with interest beginning December 2006. Interest was payable monthly at 1.0% over prime as published in the Wall Street Journal under the term note. The notes were scheduled to mature in May 2009.

As part of the financing, we paid Laurus $133,000 in cash and issued Laurus warrants for 375,000 shares of our common stock with an exercise price of $0.01 per share.

The provisions of the $7 million and $1.6 million revolving notes included a lock-box agreement and also allowed Laurus, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Based on further analysis of the terms of the revolving note, there were certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Laurus, in its reasonable credit judgment, could have assessed additional reserves to the borrowing base calculation or reduced the advance rate against accounts receivable to account for changes in the nature of our business that altered the underlying value of the collateral. The reserve requirements could have resulted in an over-advance borrowing position that could have required an accelerated repayment of the over-advance portion. Since the inception of this revolving note facility, Laurus did not apply any additional reserves to the borrowing base calculation. We did not anticipate any changes in our business practices that would have resulted in any material adjustments to the borrowing base calculation. However, due to the uncertainty related to Laurus’s ability to assess additional reserves to the borrowing base calculation, we classified borrowings under the revolving note facilities as short-term obligations.

In June 2005, the Emerging Issues Task Force released EITF Issue No. 05-4. EITF 05-4 addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. EITF 05-4 specifically provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor.

Under our registration rights agreement with Laurus, if our common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, we are required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month). In addition, the embedded conversion rights under our prior senior secured facility with Laurus may have been considered non-conventional under the guidance of paragraph 4 of EITF No. 00-19 because, subject to certain exceptions, the conversion price of the notes issued to Laurus could have been adjusted. As a result, warrants issued in conjunction with the Laurus financing were accounted for under EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock and View A of EITF No. 05-4. Due to the liquidated damage provision in the registration rights agreements, we determined that the warrants were derivative liabilities. In December 2006, we adopted the accounting prescribed under Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements, which resulted in the derivative liabilities being reclassified to equity.

Following is a summary of fixed payments related to certain contractual obligations as of December 31, 2006 (amounts in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$18,072	$9,019	$9,053	$-	$-
Lease Obligations	3,927	927	1,665	950	385
Total	$21,999	$9,946	$10,718	$950	$385

On January 18, 2007 we sold 50,000,000 shares of common stock to Tontine Capital Management L.L.C. and 12,500,000 shares of common stock to Tontine Capital Overseas G.P. L.L.C. for $0.20 per share or $12.5 million. Proceeds were used to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We will use the balance of the proceeds for working capital and to reduce past due accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We will use borrowings under the note for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if , among other things, we fail to make a required payment on time or when due, we fail to keep the secured property insured, we default under any other agreements we have with MFB Financial, we are involved in any legal proceeding by a creditor for the collection of debt, we become insolvent, or make any misrepresentation in financial information we provide to MFB Financial, or we do or fail to do something that causes MFB Financial to believe that it will have difficulty collecting the debt.

We believe that our existing working capital, cash provided by operations and our existing revolving credit facility with MFB Financial, under which we had all $5 million available as of March 23, 2007, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We also believe that we will be able to improve relationships with our vendors and ensure a more steady supply of parts and materials. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions. As of December 31, 2006, we did not have any material commitments for capital expenditures.

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

 Off-Balance Sheet Transactions

As of December 31, 2006, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Forward-Looking Statements

Certain matters described in the foregoing “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” as well as other statements contained in this Annual Report on Form 10-K are forward-looking statements, which include any statement that is not an historical fact, such as statements regarding our future operations, future financial position, business strategy, plans and objectives. A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement.

Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “could,” “estimate” or “plan” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Management has based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors,” that may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate market risk with respect to our debt. Our total debt as of December 31, 2006, had a carrying value of approximately $17.4 million and a fair value of approximately $20.6 million. As of December 31, 2006, 77% of our total debt was subject to variable interest rates. As of December 31, 2006 the weighted-average interest rate of our debt was approximately 8.2%. To the extent that we refinance our existing debt or incur additional debt outside of our currently existing arrangements, we will be subject to additional interest rate market risk, which could be substantial.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
MISCOR Group, Ltd. and Subsidiaries
South Bend, Indiana

We have audited the accompanying consolidated balance sheets of MISCOR Group, Ltd. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 29, 2007

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash	$297	$23
Accounts receivable, net of allowance for doubtful accounts of $428 for 2006 and $341 for 2005	13,275	8,677
Inventories, net	7,640	8,415
Prepaid expenses	204	315
Other current assets	1,022	735
Total current assets	22,438	18,165

PROPERTY AND EQUIPMENT, net	6,320	4,110

OTHER ASSETS
Deposits	90	89
Debt issue costs, net	2,017	3,354
Other intangibles, net	2	3
Total other assets	2,109	3,446

Total Assets	$30,867	$25,721

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving credit line (net of discount of $438 in 2006 and $885 in 2005)	$6,500	$3,961
Current portion of long term debt	2,081	1,024
Accounts payable	7,237	5,356
Accrued expenses	2,152	1,604
Other current liabilities	380	167
Total current liabilities	18,350	12,112

LONG TERM LIABILITIES
Long-term debt, (net of discount of $229 in 2006 and $484 in 2005)	5,824	5,603
Long-term debt, Stockholder	3,000	3,000
Total long term liabilities	8,824	8,603

Total liabilities	27,174	20,715

Commitments and contingencies

STOCKHOLDERS' EQUITY

MISCOR Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
MISCOR Common stock, no par value; 300,000,000 shares authorized;issued and outstanding 117,285,272 shares at December 31, 2006 and 104,608,962 at December 31, 2005	8,459	7,659
Additional paid in capital	8,961	8,840
Deferred compensation	(47)	(57)
Accumulated deficit	(13,680)	(11,436)
Total stockholders' equity	3,693	5,006

Total Liabilities and Stockholders' Equity	$30,867	$25,721

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004
REVENUES
Product sales	$18,083	$14,587	$6,763
Service revenue	42,671	31,709	22,134
Total revenues	60,754	46,296	28,897

COST OF REVENUES
Product sales	13,891	11,131	4,769
Service revenue	34,984	26,009	17,931
Total cost of revenues	48,875	37,140	22,700

Gross profit	11,879	9,156	6,197

Selling, general and administrative expenses	10,632	9,672	6,215

Income (loss) from operations	1,247	(516)	(18)

Other income (expense)
Loss on warrant liability	(508)	-	-
Interest expense	(3,404)	(6,711)	(183)
Other income	4	31	12
	(3,908)	(6,680)	(171)

NET LOSS	$(2,661)	$(7,196)	$(189)

Basic and diluted loss per common share	$(0.02)	$(0.07)	$(0.00)

Weighted average number of common shares	109,264,264	99,417,698	84,017,315

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share and per share data)

	MIS			MISCOR
			Additional			Additional
		Common	Paid-in-		Common	Paid-in-	Deferred	Accumulated
	Shares	Stock	Capital	Shares	Stock	Capital	Compensation	Deficit	Total
Balances, December 31, 2003	1,000	$1,000	$3,254	-	$-	$-	$-	$(4,051)	$203

Exchange of common stock of MIS for common stock of MISCOR	(1,000)	(1,000)	(3,254)	79,450,000	4,254	-	-		-

Sale of common stock of MISCOR, net of issuance costs of $548				12,750,000	2,001				2,001

Conversion of MIS Series A preferred stock to common stock of MISCOR, net of issuance of MISCOR, net of issuance costs of $75				4,750,006	675				675

Issuance of MISCOR common stock in consideration for services rendered in connection with sale of common stock				50,000	-				-

Issuance of warrants to purchase stock in consideration for services rendered in connection with sale of common stock					(900)	900			-

Net loss							-	(189)	(189)

Balances, December 31, 2004	-	$-	$-	97,000,006	6,030	900	-	(4,240)	2,690

Issuance of warrants to purchase 10,438,593shares of MISCOR common stock in connection with sale of debentures						2,382			2,382

Intrinsic value of conversion option on long-term debt, stockholder						4,500			4,500

Intrinsic value of conversion option on on long-term debt financing						996			996

Issuance of MISCOR common stock in consideration for services rendered in connection with sale of debentures				50,000	12				12

Issuance of MISCOR common stock in connection with business acquisition				280,000	75				75

Issuance of MISCOR common stock in connection with long-term debt financing				6,163,588	1,541				1,541

Issuance of MISCOR common stock in connection exercise of stock warrants				865,368	1				1

Issuance of MISCOR common stock in connection with 2005 Restricted Stock Plan				250,000		62	(62)		-

Amortization of deferred compensation							5		5

Net loss								(7,196)	(7,196)

Balances, December 31, 2005				104,608,962	$7,659	$8,840	$(57)	$(11,436)	$5,006

Issuance of MISCOR common stock in connection exercise of stock warrants				8,539,898	8				8

Issuance of MISCOR common stock in connection exercise of stock options				250,000	63				63

Conversion of Senior debt into MISCOR common stock				3,836,412	729				729

Issuance of MISCOR common stock in connection with 2005 Restricted Stock Plan				50,000		12	(12)		-

Amortization of deferred compensation							22		22

Stock based compensation						18			18

Reclassify warrant liability to equity per adoption of FSP EITF 00-19-2						91		417	508

Net loss								(2,661)	(2,661)

				117,285,272	$8,459	$8,961	$(47)	$(13,680)	$3,693

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	Years ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES
Net loss	$(2,661)	$(7,196)	$(189)
Adjustments to reconcile net loss to net cash provided by (utilized in) operating activities:
Fair value of warrant liability	508	-	-
Depreciation and amortization	862	695	451
Bad debts	251	238	128
Inventory reserve	195	88	-
Loss (gain) on sale of assets	1	(9)	(2)
Amortization of stock-based compensation plans	40	5	-
Amortization of debt issuance costs and debt discount	2,195	1,507	-
Interest related to conversion options	-	4,500	-
Changes in:
Accounts receivable	(3,733)	(3,661)	(2,218)
Inventories	804	(3,042)	(1,515)
Prepaid expenses and other current assets	(176)	(572)	(285)
Deposits and other non-current assets	(1)	20	(26)
Accounts payable	1,497	2,198	1,190
Accrued expenses and other current liabilities	761	677	432

Net cash provided by (utilized in) operating activities	543	(4,552)	(2,034)

INVESTING ACTIVITIES
Acquisition of business assets	(3,569)	(2,575)	-
Acquisition of property and equipment	(449)	(916)	(930)
Proceeds from disposal of property and equipment	11	20	2

Net cash utilized in investing activities	(4,007)	(3,471)	(928)

FINANCING ACTIVITIES
Cash overdraft	-	-	(477)
Short term borrowings, net	-	(2,509)	1,063
Payments on capital lease obligations	(18)	(6)	-
Proceeds from the issuance of shares and exercise of warrants	8	1	-
Advances (Repayments) from (to) Stockholder	-	(122)	102
Repayment of long term debt, bank	(1,080)	-	(300)
Proceeds from the issuance of debentures	-	4,025	-
Debt issuance costs - debentures	-	(536)	-
Proceeds from the issuance of term note	2,100	3,000	-
Proceeds from the issuance of revolving note, net	2,821	4,846	-
Debt issuance costs - term and revolving notes	(156)	(762)	-
Proceeds from sale of common stock	63	-	3,300
Payment of stock issuance costs	-	-	(624)

Net cash provided by financing activities	3,738	7,937	3,064

INCREASE (DECREASE) IN CASH	274	(86)	102

Cash, beginning of year	23	109	7

Cash, end of year	$297	$23	$109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$933	$460	$189

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Magnetech Integrated Services Corp. (the “Company” or “MISCOR”), an Indiana Corporation, was organized in April 2004 as a holding company for Magnetech Industrial Services, Inc. (“MIS”) and its wholly owned subsidiary Martell Electric, LLC. Upon the Company’s formation in April 2004, the sole stockholder of MIS contributed all 1,000 issued and outstanding shares of MIS common stock in exchange for 79,450,000 shares of MISCOR common stock. The exchange of shares has been accounted for as a recapitalization of the Company (“Recapitalization”). In September 2005, the Company changed its name to MISCOR Group, Ltd. In 2006, Martell Electric, LLC became a wholly owned subsidiary of MISCOR.

MIS, an Indiana corporation, is an industrial services company which through its seven operating facilities, provides maintenance and repair services to the electric motor industry, repairs and manufactures industrial lifting magnets, provides engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities, provides on-site services related to all services offered by MIS, and provides custom and standardized training in the area of industrial maintenance.

Martell Electric, LLC, provides electrical contracting services to institutions, and commercial business.

In March 2005, MISCOR acquired certain operating assets from Hatch & Kirk, Inc. and formed a subsidiary, HK Engine Components, LLC (“HKEC”). HKEC manufactures, remanufactures, repairs and engineers power assemblies, engine parts, and other components related to large diesel engines.

In May 2006, MIS acquired certain operating assets of E.T. Smith Services of Alabama, Inc. from Smith Services, Inc. and formed a subsidiary, Magnetech Industrial Services of Alabama, LLC (“Magnetech of Alabama”). Magnetech of Alabama provides maintenance and repair services to the electric motor industry, and engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities.

The Company’s customers are primarily located throughout the United States of America. The Company operates from twelve locations in Alabama, Indiana, Ohio, West Virginia, and Maryland.

Principles of consolidation

The consolidated financial statements presented through December 31, 2004 include the accounts of MISCOR and its wholly owned subsidiaries, MIS and Martell Electric, LLC. The consolidated financial statements for the year ended December 31, 2005 also include the accounts of HKEC. The consolidated financial statements for the year ended December 31, 2006 also include the accounts of Magnetech of Alabama. All significant intercompany balances and transactions have been eliminated.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of credit risk

The Company maintains its cash primarily in bank deposit accounts. The Federal Deposit Insurance Corporation insures these balances up to $100 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

Inventory

The Company values inventory at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and excess goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method. Useful lives of property and equipment are as follows:

Building	30 years
Leasehold improvements	Shorter of lease term or useful life
Machinery and equipment	5 to 10 years
Vehicles	3 to 5 years
Office and computer equipment	3 to 10 years

Debt issue costs

Costs incurred by the Company to secure senior debt financing agreement are capitalized and amortized over the term of the senior debt financing agreement which is three years. Costs incurred by the Company to secure subordinated debenture financing are capitalized and amortized over the term of the subordinated debentures which initially was two years. However, in April 2006, the debenture holders agreed to extend the maturity date one year from February 28, 2007 to February 28, 2008. Accordingly, the balance of debt issue costs is being amortized through February 28, 2008. Amortization of debt issue costs, recorded as a charge to interest expense, was $1,492 and $1,044 for the years ended December 31, 2006 and 2005. As of December 31, 2006 and 2005, accumulated amortization of deferred financing fees was $2,536 and $1,044, respectively.

Segment information

The Company reports segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patents and trademarks

The costs of successful registrations for patents and trademarks are amortized over the estimated useful lives of the assets, which is generally ten years, using the straight-line method. The costs of unsuccessful registrations are charged to expense.

Long-lived assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Revenue recognition

Revenue consists primarily of sales and service of industrial magnets, electric motors, electrical power distribution systems, and power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at the Company’s site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For service to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. The Company provides for an estimate of doubtful accounts, based on specific identification of customer accounts deemed to be uncollectible and historical experience. The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 101 and SAB No. 104.

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

Advertising costs

Advertising costs are expensed when incurred, except for costs associated with direct-response advertising, which are capitalized and amortized over the expected period of future benefits. Advertising expense was $138, $105, and $49 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no direct-response advertising costs reported as assets at December 31, 2006, 2005 or 2004.

Warranty costs

The Company warrants workmanship after the sale of its products. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

Stock based compensation

 In connection with the formation of the Company’s stock option plan in 2005, the Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and used the intrinsic value method of accounting for stock-based awards granted to employees, as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense was recognized for the Company’s stock option plan for the year ended December 31, 2005.

Pro-forma information regarding net income is required to be presented as if the Company had accounted for all stock options granted under the provisions of SFAS No. 123. The fair value of stock options granted has been estimated, as of the respective dates of grant, using the Black-Scholes option-pricing model. The following assumptions were used for such estimates: no dividend yield; no expected volatility; risk-free interest rate of 4.18%; and a weighted average expected term of the options of 3.75 years. Had the accounting provisions of SFAS No. 123 been adopted, net loss and share data for the year ended December 31, 2005 would have been as follows:

Net loss:
As reported	$(7,196)
Compensation cost based on the fair value method	(1)
Pro forma net loss	$(7,197)

Basic and diluted loss per share:
As reported	$(.07)
Pro forma	$(.07)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (revised 2004) (“SFAS 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS 123R in SAB No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides guidance on valuing options. SFAS 123R became effective for the Company's fiscal year beginning January 1, 2006. Effective January 1, 2006, the Company adopted SFAS 123R using the Modified Prospective Approach. See Note G for further detail regarding the adoption of this standard.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company accounts for loss per common share under the provisions of SFAS No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per common share. Basic loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive.

For the year ended December 31, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 13,761,268 shares of common stock, senior and subordinated debt convertible into 74,803,780 common shares, and options to purchase 1,185,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.

For the year ended December 31, 2005, the Company’s common stock equivalents, consisting of warrants to purchase 21,926,166 shares of common stock, senior and subordinated debt convertible into 75,988,073 common shares, and options to purchase 500,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the year ended December 31, 2004, warrants to purchase 4,500,000 shares of common stock were not included in computing loss per share because their effects were antidilutive. Basic and diluted loss per share were the same for the years ended December 31, 2005 and 2004, as there were no potentially dilutive securities outstanding.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for inventory costing, asset valuations, costs to complete and depreciation. Actual results could differ from those estimates.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published. FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN-46(R)”). FIN 46(R), among other things, deferred the effective date of implementation for certain entities. The Company adopted FIN 46(R) in 2004.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entities, continued

The Company is involved with JAM Fox Investments LLC, which qualifies as a variable interest entity. The variable interest entity is 100% owned by the majority shareholder of the Company. The Company’s involvement with the entity began on August 3, 2001, and is limited to lease agreements for the use of four of its facilities. The entity was formed for the purpose of acquiring real estate, and its activities primarily relate to the leasing of such real estate to the Company. Management has determined that the Company is not the primary beneficiary, thus no consolidation is required. As of December 31, 2006, total assets and liabilities of JAM Fox Investments LLC were $1,544 and $1,055, respectively. Management does not believe that the Company has any exposure to loss resulting from its involvement with JAM Fox Investments LLC as of December 31, 2006.

New Accounting Standards

FSP EITF 00-19-2

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. In accordance with the provisions of FSP EITF 00-19-2, the Company has elected early adoption and has reclassified its warrant liability to equity (See Note F).

EITF 05-4

Warrants issued in conjunction with the Senior Debt Facility were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Due to the liquidated damage provision in the registration rights agreements relating to the warrants, the Company determined that the warrants were derivative liabilities. The Company has elected early adoption of FSP EITF 00-19-2, which supersedes the guidance under EITF 05-4.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards, continued

SAB 108

In September 2006, the Securities and Exchange Commission issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect SFAS 155 to have a material impact on the consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

FIN 48

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this standard effective January 1, 2007. Adoption of this standard is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards, continued

SFAS 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43 (“SFAS 151”).  SFAS 151 was one of a number of projects by the FASB to converge U.S. accounting standards to International Accounting Standards.  SFAS 151 requires abnormal amounts of idle facility expenses, freight, handling costs and spoilage to be recognized as current period charges.  In addition, the allocation of fixed manufacturing overhead costs to the costs of conversion is required to be based on the normal capacity of the manufacturing facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company adopted SFAS 151 on January 1, 2006. Adoption of this standard did not have a material impact on its consolidated financial position, results of operations or cash flows as the Company’s existing inventory and conversion cost methodologies are generally consistent with that required by the new standard.

Reclassifications

Certain amounts have been reclassified in the prior years' financial statements to conform to the 2006 presentation.

NOTE B - ACQUISITIONS

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
$3,569

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE B - ACQUISITIONS (CONTINUED)

In March 2005, the Company acquired certain business assets in a transaction accounted for using the purchase method. Accordingly, the results of operations from these net assets acquired are included in the Company’s consolidated financial statements from that date forward. The acquisition of net assets was made for the purpose of expanding the Company’s market penetration into the rail industry. The aggregate purchase price was $2,613, and was allocated to assets acquired based on their estimated fair values at the date of acquisition. The purchase price consideration consisted of cash of $2,508, note payable of $30 and 280,000 shares of common stock with an estimated fair value of $75. The value of the common stock issued was determined based on management’s best estimate of the fair value of the Company’s common stock at the date the asset purchase agreement was signed. The allocation of the purchase price was as follows:

Inventory	$1,201
Property, plant and equipment	1,484
Deposits	33
Accrued liabilities	(105)
$2,613

The following table presents the unaudited results of operations of the Company as if both of the acquisitions had been consummated as of January 1, 2005, and includes certain pro forma adjustments, including depreciation and amortization on the assets acquired.

	2006	2005
Revenues	$64,222	$53,921
Net Loss	$(2,423)	$(7,130)
Basic and diluted loss per share	$(0.02)	$(0.07)

NOTE C - INVENTORY

Inventory consists of the following:

	December 31,
	2006	2005
Raw materials	$2,861	$2,666
Work-in-process	2,761	3,887
Finished goods	2,330	1,979
	7,952	8,532
Less: allowance for slow moving and obsolete inventories	(312)	(117)
	$7,640	$8,415

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005
Land and building	$1,800	$200
Leasehold improvements	343	339
Machinery and equipment	4,819	3,674
Construction in progress	220	263
Vehicles	939	659
Office and computer equipment	714	638
	8,835	5,773
Less accumulated depreciation	(2,515)	(1,663)
	$6,320	$4,110

Depreciation expense was $861, $682 and $431 for years ended December 31, 2006, 2005, and 2004, respectively.

NOTE E - OTHER INTANGIBLES

Other intangibles consist of the following:

	December 31,
	2006	2005
Patents and trademarks	$4	$4
Less accumulated amortization	(2)	(1)
	$2	$3

The Company also had recorded a covenant not-to-compete in the amount of $150, which was fully amortized in 2005. Amortization expense was $1, $13 and $20 for years ending December 31, 2006, 2005 and 2004, respectively.

NOTE F - DEBT

Line of credit

2005

In November 2004, the Company was issued a line of credit with maximum borrowings of $3,000. The line of credit bore interest at .375% above the bank’s prime rate. The line of credit was due on demand, collateralized by a blanket security agreement covering substantially all assets owned by the Company, and was guaranteed by the Company’s majority stockholder. The line was subject to certain financial covenants pertaining to maximum net worth, senior debt to net worth, and debt service coverage. In April 2005, the Company increased its line of credit with its bank to $5,500. All other terms remained the same. In August 2005, the Company paid off the outstanding balance under the line of credit with proceeds from its Senior Debt Facility.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (Continued)

Long-term debt

Long-term debt consists of the following:

	2006	2005
Note payable to its Stockholder, due December 2008, plus interest at prime rate less 1% (7.25% and 6.25% at December 31, 2006 and 2005, respectively) secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $229 and $484 at December 31, 2006 and 2005, respectively) (see note below)	3,796	3,541

Note payable to former employee in annual principal payments of $10, unsecured and without interest	20	30

Revolving note payable in August 2008 (net of discount of $438 and $885 at December 31, 2006 and 2005, respectively) with interest payable monthly at 1% over the Wall Street Journal prime rate (9.25% and 8.25% at December 31, 2006 and 2005, respectively) secured by substantially all assets owned by the Company (see note below)	5,759	3,961

Term note payable in monthly principal payments of $100 plus interest at 1% over the Wall Street Journal prime rate (9.25% and 8.25% at December 31, 2006 and 2005, respectively) secured by substantially all assets owned by the Company (see note below)	2,000	3,000

Revolving note payable in May 2009 with interest payable monthly at 1.5% over the Wall Street Journal prime rate (9.75% at December 31, 2006) secured by substantially all assets owned by the Company (see note below)	741	-

Term note payable in monthly principal payments of $70 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company (see note below)	2,030	-

Capital lease obligations (see note below)	59	56
	17,405	13,588
Less: current portion	8,581	4,985

	$8,824	$8,603

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Long-term debt, debentures

In January 2005, the Company commenced a private offering (the “Debenture Offering”) of a maximum of $4,025 principal amount of subordinated secured convertible debentures. The debentures, which are payable on February 28, 2008, bear interest at the rate of 6% per year, payable upon conversion or at redemption or maturity. Investors will receive interest in cash only if they elect not to convert their debentures. Each holder has the option any time prior to the redemption date to convert principal and accrued interest under the debentures at into shares of our common stock at a fixed conversion price of $0.3404926 per share. In 2007 certain debenture holders converted debentures totaling $1,045 into shares of our common stock (See Note Q). If the number of our outstanding shares of common stock is increased because of a stock split or stock dividend, the conversion price will be proportionately reduced, and if the number is decreased because of a stock combination, the conversion price will be proportionately increased, except that any adjustment to the conversion price of less than $0.0001 is not required to be made.

The Company reserved 11,821,108 shares of common stock for issuance upon conversion of the debentures. The Company issued the maximum $4,025 principal amount of debentures as of May 5, 2005. The debentures are secured by a second lien on substantially all of the Company’s assets which is subordinate to the lien of the Company’s senior secured lender.

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

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.001 per share. The Company has allocated 4,255,601 five-year common stock purchase warrants among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected term of the common stock purchase warrants of one year. The estimated fair value of these warrants was $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $255 and $352 for the years ended December 31, 2006 and 2005, respectively. Net debt issue discount at December 31, 2006 and 2005 related to this instrument was $229 and $484, respectively.

For its services as placement agent in the Debenture Offering, MISCOR issued to its placement agent, ten-year common stock purchase warrants to purchase 6,182,992 shares of MISCOR common stock at an exercise price of $0.001 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected term, representing the remaining contractual term, of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Long-term debt, debetures (continued)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, for its services as securities counsel in the Debenture Offering, MISCOR issued 50,000 shares of its common stock to its securities counsel, the fair value of these shares was $12. The summation of these debt issue costs was $2,095. Interest expense was $695 and $778 for the years ended December 31, 2006 and 2005, respectively. Net debt issue cost at year ended December 31, 2006 and 2005 related to these instruments was $622 and $1,317, respectively.

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

Laurus has the option to convert all or any portion of the outstanding principal amount and/or accrued interest under the Revolving Note into shares of MISCOR common stock at the Fixed Conversion Price. Fixed Conversion Price means (i) with respect to the first $3,500 of the aggregate principal amount converted, $0.19 per share or 18,421,053 shares and (ii) with respect to the remaining principal amount converted, $0.32 per share or 10,937,500 shares. In August, 2005, the Company borrowed $4,000 under the Revolving Note which was convertible into 19,983,553 shares of common stock at an average price of $0.2002 per share. Since the shares were valued at $0.25 per share, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price per share was $996. The Company is accreting this debt discount to interest expense over the term of the Revolving Note in accordance with Emerging Issues Task Force Consensus (“EITF”) 98-5 and 00-27.

Up to $4,000 of the Revolving Note may be segregated into a Minimum Borrowing Note to facilitate the conversion into the Company’s common stock. The Company may prepay all or a portion of the Minimum Borrowing Note by paying to Laurus one hundred fifteen percent (115%) of the principal amount of this Note together with interest. On September 29, 2006, Laurus converted $729 of the Revolving Note due in August 2008 at a conversion rate of $0.19 per share for a total of 3,836,412 shares of the Company’s common stock. A prorata portion of the unamortized debt discount related to the conversion totaling $132 was expensed as interest at the time of the conversion. Total interest expense related to the beneficial conversion feature was $447 and $111 for the years ended December 31, 2006 and 2005, respectively. Net debt issue discount at December 31, 2006 and 2005 related to this instrument was $438 and $885, respectively.

The total outstanding balance under the Revolving Note was $6,197 at December 31, 2006, convertible into 14,584,641 shares at $0.19 per share and 10,705,724 shares at $0.32 per share. The Company had available an additional $803 under the Revolving Note at December 31, 2006.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing, continued

In March 2006, the Company began making monthly principal payments of $100 with interest under the Term Loan. Payments may be made in cash or in the Company’s common stock. If (i) the average of the closing prices of the Common Stock as reported by Bloomberg, L.P. on the NASD Over The Counter Bulletin Board for the five (5) trading days immediately preceding the payment due date is greater than or equal to 110% of the Fixed Conversion Price of $0.26 per share and (ii) the amount of such conversion does not exceed twenty eight percent (28%) of the aggregate dollar trading volume of the Common Stock for the period of twenty-two (22) trading days immediately preceding such date, then the payment of principal and interest must be made in Common Stock. Otherwise, the Company must pay Laurus an amount in cash equal to 101% of the principal and interest due. The outstanding balance under the Term Note was $2,000,000 at December 31, 2006 convertible into 7,692,308 shares of common stock at $0.26 per share.

If (i) the Company registers the shares of the Common Stock underlying the conversion of the Term Note and each Minimum Borrowing Note then outstanding on a registration statement declared effective by the Securities and Exchange Commission, which the Company has done, and (ii) the average of the Closing Prices of the Common Stock as reported by Bloomberg, L.P. on the NASD Over The Counter Bulletin Board for the five (5) trading days immediately preceding each month end exceeds the then applicable Fixed Conversion Price by at least twenty-five percent (25%), the interest rate for the succeeding calendar month will be reduced by 200 basis points (200 b.p.) (2.0%) for each incremental twenty-five percent (25%) increase in the Closing Price Average of the Common Stock above the then applicable Fixed Conversion Price.

As part of the financing, Laurus received $360 in cash and was issued 6,163,588 shares of the Common Stock at closing and warrants for 7,352,941 shares of the Common Stock with an exercise price of $0.34 per share. The 6,163,588 shares were valued at $0.25 per share or $1,541. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 4.11% and an expected term of the common stock purchase warrants of seven years. The Company also granted registration rights with respect to the shares issuable upon exercise of the warrants (Note G). Total debt issue costs were $2,303. Interest expense was $767 and $266 for the years ended December 31, 2006 and 2005, respectively. Net debt issue cost at December 31, 2006 and 2005 related to this instrument was $1,270 and $2,037, respectively.

Under the registration rights agreement with Laurus, if the Company’s common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, we are required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month). As a result, the Company accounted for these warrants as a liability in accordance with EITF No. 00-19 and View A of EITF No. 05-4. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. At December 31, 2006, the following assumptions were used for such estimates: no dividend yield, expected volatility of 41.2%, risk-free interest rate of 4.7% and an expected term, representing the remaining contractual term, of the common stock purchase warrants of 5.7 years. The Company recorded a loss on warrant liability of $436 for the year ended December 31, 2006.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing, continued

As described in Note A, the Company elected to early adopt FSP EITF 00-19-2, which supersedes the guidance under EITF No. 05-4, effective December 31, 2006. Under FSP EITF 00-19-2, the warrants issued subject to a registration rights agreement are accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration rights agreement. As of December 31, 2006, the Company reclassified the warrant liability of $436 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the reclassification entry, the Company credited $436 to acumulated deficit since these warrants had no estimated fair value on the date of issuance. In addition, the Company determined that no separate liability needed to be recorded related to the registration rights agreement as of December 31, 2006, since the registration rights penalty is based on a percentage of outstanding Laurus debt and all outstanding debt due Laurus was subsequently paid in full in January 2007 (Note Q).

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

In May 2006, the Company entered into a second Security and Purchase Agreement with Laurus. The Agreement provided financing comprised of a $1,600 Revolving Note and a $2,100 Term Note. The Notes mature in May 2009. Laurus agreed to advance funds under the Revolving Note in amounts up to 90% of eligible trade accounts receivable. Interest is payable monthly at 2.5% and 1.5% over prime (9.75% at December 31, 2006) as published in the Wall Street Journal for the first $0.3 million and the remaining $1.3 million under the Revolving Note, respectively. The maximum outstanding balance allowable under the Revolving Note decreases $10 per month beginning December 2006.

Under the Term Loan, the Company must make monthly principal payments of $70 with interest beginning December 2006. Interest is payable monthly at 1.0% over prime (9.25% at December 31, 2006) as published in the Wall Street Journal under the Term Note.

The Notes are collateralized by a blanket security interest covering substantially all assets owned by the Company. Proceeds from the financing were used to acquire substantially all of the assets of E. T. Smith Services of Alabama, Inc., an Alabama corporation (“Smith Alabama”) pursuant to the terms and subject to the conditions included in an Asset Purchase Agreement dated May 31, 2006.

As part of the financing, Laurus received $133 in cash and was issued warrants for 375,000 shares of the Common Stock with an exercise price of $0.01 per share. Total debt issue costs were $156. Interest expense was $30 for the year ended December 31, 2006. Net debt issue cost at December 31, 2006 related to this instrument was $126.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing, continued

Under the registration rights agreement with Laurus, if the Company’s common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, the Company is required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month). As a result, the Company accounted for these warrants as a liability in accordance with EITF No. 00-19 and View A of EITF No. 05-4. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, expected volatility of 41.2%, risk-free interest rate of 4.7% and an expected term, representing the remaining contractual term, of the common stock purchase warrants of 6.4 years. The Company recorded a loss on warrant liability of $72 for the year ended December 31, 2006.

As described in Note A, the Company elected to early adopt FSP EITF 00-19-2, which supersedes the guidance under EITF No. 05-4, effective December 31, 2006. Under FSP EITF 00-19-2, the warrants issued subject to a registration rights agreement are accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration rights agreement. As of December 31, 2006, the Company reclassified the warrant liability of $72 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the reclassification entry, the Company credited $91 to additional paid-in capital which represents the estimated fair value of these warrants on the date of issuance, offset by a debit to accumulated deficit of $19 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2006. In addition, the Company determined that no separate liability needed to be recorded related to the registration rights agreement as of December 31, 2006, since the registration rights penalty is based on a percentage of outstanding Laurus debt and all outstanding debt due Laurus was subsequently paid in full in January 2007 (Note Q).

The provisions of the $7,000 and $1,600 Revolving Notes include a lock-box agreement and also allow Laurus, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement ("EITF 95-22"). Based on further analysis of the terms of the Revolving Notes, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Laurus, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company's business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of these Revolving Notes, Laurus has not applied any additional reserves to the borrowing base calculation. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Laurus to the borrowing base calculation. As a result, the Company classifies borrowings under the Revolving Notes as short-term obligations.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing, continued

On January 18, 2007, the Company paid off the total outstanding balance of its Senior Debt Facility with Laurus, including interest and prepayment penalties, with the proceeds from the sale of 62,500,000 shares of its common stock (Note Q).

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases:

	2006	2005
Machinery & Equipment	$83	$62
Less accumulated depreciation	(12)	(3)
	$71	$59

Minimum future lease payments required under capital leases, with an imputed interest rate of 7%, as of December 31, 2006 for each of the next three years and in the aggregate are:

Year Ending
2007	$34
2008	17
2009	12
Total minimum lease payments	63
Less imputed interest	(4)
Present value of net minimum lease payments	$59

Aggregate maturities of long-term debt for the periods subsequent to December 31, 2006 are as follows:

Years Ending December 31,	Amount
2007	9,019
2008	8,692
2009	361

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Capital Lease Obligations, continued

Following is a summary of interest expense for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
Interest expense on principal	$1,209	$704	$183

Amortization of debt issue costs	1,493	1,044	-

Amortization of debt discount -debentures and revolving notes payable	702	463	-

Interest related to issuance of conversion option	-	4,500	-

Total interest expense	$3,404	$6,711	$183

NOTE G - EQUITY ISSUANCES

MIS Series A Redeemable Preferred Stock Issuance

In March, 2004, MIS raised proceeds of $675, net of issuance costs of $75, through the issuance of 750,000 shares of Series A Redeemable Preferred Stock. According to the terms of the offering, each share of Series A Redeemable Preferred Stock converted automatically into 6.33333 shares of MISCOR common stock upon completion of a MISCOR common stock offering with aggregate proceeds of not less than $3,000. In December 2004, MISCOR completed a common stock offering and, although aggregate proceeds were less than $3,000, all outstanding shares of Series A Redeemable Preferred Stock were converted into 4,750,006 shares of MISCOR common stock.

Common Stock Exchange

Upon the formation of MISCOR in April 2004, the sole stockholder of MIS contributed all 1,000 of the issued and outstanding shares of MIS common stock in exchange for 79,450,000 shares of MISCOR common stock.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE G - EQUITY ISSUANCES (CONTINUED)

MISCOR Common Stock Issuance

2004

In May 2004, MISCOR commenced a private offering of its common stock. Upon the closing of the common stock offering in December 2004, the Company received proceeds in the amount of $2,001, net of issuance costs of $548, through the issuance of 12,750,000 shares of common stock.

For its services as placement agent in the MIS preferred stock offering and the MISCOR common stock offering, MISCOR issued to its placement agent, ten-year common stock purchase warrants to purchase 4,500,000 shares of MISCOR common stock at an exercise price of $0.0001 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 2.6% and an expected term of the common stock purchase warrants of one year. The estimated fair value of the common stock purchase warrants was $900 and was recorded as part of common stock issuance costs with an offset to additional paid-in capital.

In addition, for its services as securities counsel in the MIS preferred stock offering and the MISCOR common stock offering, MISCOR issued 50,000 shares of MISCOR common stock to its securities counsel. The fair value of common stock issued as part of this transaction was determined to be $0.20 per share or $10 and was recorded as part of common stock issuance costs.

2005

In March 2005, MISCOR issued 30,000 shares of common stock in conjunction with an acquisition (Note B). The fair value of the common stock was determined to be $0.40 per share or $12 and was recorded as part of the purchase price consideration. The Company also paid an individual 250,000 shares of its common stock valued at $0.25 per share or $63 as a finder’s fee.

In addition, for its services as securities counsel in the Debenture Offering (Note F), MISCOR issued 50,000 shares of MISCOR common stock to its securities counsel. The fair value of common stock issued as part of this transaction was determined to be $0.25 per share or $12 and was recorded as part of debt issuance costs.

As part of the senior debt refinancing (Note F) in August 2005, Laurus was issued 6,163,588 shares of MISCOR common stock valued at $0.25 per share or $1,541 at closing and warrants for 7,352,941 shares of common stock at an exercise price of $0.34 per share. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free rate of 4.11% and an expected term of the common stock purchase warrants of seven years. Based on the Black-Scholes model, the warrant had no fair value at the time of issuance.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE G - EQUITY ISSUANCES (CONTINUED)

MISCOR Common Stock Issuance, continued

In September 2005, the Company provided John A. Martell, its CEO and majority shareholder, a conversion option which allows Mr. Martell to convert any or all of his $3,000 outstanding notes payable into shares of common stock of the Company at a conversion price of $0.10 per share. The intrinsic value of the option at the time of grant was $0.15. Accordingly, the Company recorded interest expense of $4,500 and additional paid-in capital of $4,500 for the year ended December 31, 2005.

Equity Incentive Plans

2005 Stock Option Plan

On September 30, 2005, the Company granted stock options to certain executives to acquire a total of 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share under the 2005 Stock Option Plan adopted by the board of directors in August 2005. The options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options to acquire 500,000 shares of the Company’s common stock, the estimated fair value of the Company’s common stock was $0.25 per share. The fair value of the Company’s common stock was determined contemporaneously and based upon the most recent sale of the Company’s common stock. As a result, such stock options had no intrinsic value at the time of issuance.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in the Company’s pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company recorded compensation cost of $5 for the year ended December 31, 2006 based on the grant date fair value of the award of 500,000 shares at $0.25 per share. The total cost of the grant in the amount of $18 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period (usually the vesting period).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE G - EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans, continued

2005 Stock Option Plan, continued

On August 3, 2006, the Company granted stock options to acquire 1,185,000 shares of the Company’s common stock at an exercise price of $0.25 per share under the 2005 Stock Option Plan. Of the 1,185,000 total options, 500,000 shares were granted to outside directors. These options expired in 30 days from the date of grant. Options for 250,000 of these shares were exercised in August 2006 at $0.25 per share and the remaining options expired. The fair value of the options were estimated using the Black-Scholes valuation model, straight-line amortization and the following assumptions: expected term of one month, risk-free interest rate of 5.18%, volatility of 41.72%, no dividend yield and fair value of grant of $0.25. The total cost of the grant in the amount of $6 was recognized in the year ended December 31, 2006, over the 30 day period during which the directors were required to provide services in exchange for the award.

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

The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions: expected term of 3.75 years, risk-free interest rate of 4.91%, volatility of 41.72% and no dividend yield. The Company recorded compensation cost based on the grant date fair value of the award of 685,000 shares at $0.25 per share. The total cost of the grant in the amount of $67 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period. The Company recorded compensation expense related to all stock options of $18 for the year ended December 31, 2006.

The expected term used in the Black-Scholes valuation model represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2006, we have elected to use the simplified method of determining the expected term, as permitted by SAB No. 107 issued by the Securities and Exchange Commission. The computation of expected volatility for stock-based awards is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123R, management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE G - EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans, continued

2005 Stock Option Plan, continued

The 2005 Stock Option Plan provides for the grant of options to acquire up to 2,000,000 shares of common stock to the Company’s executive employees who are materially responsible for the management and operation of its business, and to the Company’s directors. The options may be either Incentive Stock Options (“ISO”), within the meaning of Section 422 of the Internal Revenue Code, or non-statutory stock options (“NQSO”). The exercise price of the ISOs and NQSOs granted under the Plan must be at least equal to 100% of the fair market value of the common stock of the Company at the date of grant. Also, ISOs may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value of the common stock at the date of grant.

Following is a summary of the activity in the option plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at January 1, 2005	-	$-

Granted	500,000	$0.25
Exercised	-	$-
Forfeited	-	$-

Outstanding at December 31, 2005	500,000	$0.25

Granted	1,185,000	$0.25
Exercised	(250,000)	$0.25
Forfeited	(250,000)	$0.25

Outstanding at December 31, 2006	1,185,000	$0.25

Exercisable at December 31, 2006	125,000	$0.25

Weighted average fair value of options granted during 2006	$0.25

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE G - EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans, continued

2005 Stock Option Plan, continued

Following is a summary of the status of fixed options outstanding at December 31, 2006:

Outstanding Options				Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.25	500,000	3.75 years	$ 0.25	125,000	$ 0.25
$ 0.25	685,000	4.58 years	$ 0.25	-	-

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

On August 3, 2006, the Company issued offers to purchase 50,000 shares of common stock at a nominal price of $0.001 per share to certain key employees. The fair value of the restricted stock issued was estimated using the Black-Scholes valuation model and the following assumptions: expected term, representing the restriction period, of 3 years, risk-free interest rate of 4.92%, volatility of 41.72% and no dividend yield. The Company charged deferred compensation and credited additional paid-in capital in the amount of $12. The issuance of the restricted stock was intended to lock-up key employees for a three year period. As a result, the Company is recording compensation expense over the three year restriction period. Compensation expense of $22 and $5 was recorded for the years ended December 31, 2006 and 2005, respectively.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE G - EQUITY ISSUANCES (CONTINUED)

Vertical Capital Warrants

In October 2005, in connection with the Laurus financing (Note F), the Company paid to Vertical Capital Partners, Inc., as a finder’s fee, cash of $200 and issued to persons designated by Vertical Capital Partners warrants to acquire up to 500,000 shares of the Company’s common stock for three years at an exercise price of $0.34 per share, subject to certain anti-dilution adjustments. The Company also granted registration rights with respect to the shares issuable upon exercise of the warrants. There are no cash penalties associated with not registering shares issuable upon exercise of these warrants. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 4.18% and an expected term of the common stock purchase warrants of three years. Based on the Black-Scholes model, such warrants had no intrinsic value.

NOTE H - INCOME TAXES

Deferred income taxes result primarily from temporary differences in the bases of certain assets and liabilities for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
Deferred tax assets:	2006	2005
Net operating losses carryforwards	$1,934	$1,677
Accounts receivable	141	112
Inventory	1	2
Warranty reserve	72	22
Accrued expenses and other	53	18
Total gross deferred tax assets	2,201	1,831
Valuation allowance	(1,841)	(1,633)
	360	198
Deferred tax liabilities:
Property, equipment and intangibles	(360)	(198)
Net deferred tax asset	$-	$-

The valuation allowance has been established due to the uncertainty of realizing the benefits of tax loss carryforwards. The allowance was increased $208 and $315 during the years ended December 31, 2006 and 2005, respectively, due primarily to the increases in the loss carryforwards.

At December 31, 2006, net operating loss carryforwards of $5,862 were available to be applied against future taxable income, expiring through 2026, and subject to change of ownership limitations.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE I - LEASE COMMITMENTS

The Company leases its Mobile, Alabama; South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from companies controlled by its majority stockholder as of December 31, 2006 under agreements expiring between February 2009 and December 2014. The Company leases its Indianapolis, Indiana; Merrillville, Indiana; Huntington, West Virginia; Seattle, Washington; Little Rock, Arkansas; and Elkhart, Indiana facilities from unrelated parties under agreements expiring between June 2007 and December 2010. The Company leases the Hagerstown, Maryland facility from a partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. Total rent expense for all facility leases was approximately $732, $696 and $464 for the years ended December 31, 2006, 2005 and 2004, respectively. (See Note Q).

The Company also leases other manufacturing and office equipment under operating leases with varying terms expiring through June 2010. Total rent expense under these leases was approximately $164, $76 and $17 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments required under the operating leases in effect in excess of one year as of December 31, 2006 are as follows:

Years Ending December 31,	Amount
2007	$927
2008	903
2009	762
2010	599
2011	351
Thereafter	385
$3,927

NOTE J - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for a note payable with a balance of $20 and $30 at December 31, 2006 and 2005, respectively. The unsecured note is payable in annual principal installments of $10 and is non-interest bearing.

Long-term debt, stockholder

The Company was indebted to its majority stockholder for a note payable with a balance of $3,000 at December 31, 2006 and 2005 (see Note F). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $210, $157 and $95 for the years ended December 31, 2006, 2005 and 2004, respectively.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE J - RELATED PARTY TRANSACTIONS (continued)

Leases

As discussed in Note I, the Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its majority stockholder as of December 31, 2006. Total rent expense under these agreements was approximately $326, $281 and $278 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2005, the Company leased a manufacturing facility in Hagerstown, Maryland from a partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. Rent expense under the lease was approximately $150 and $125 for the years ended December 31, 2006 and 2005, respectively.

Advances from stockholder

The Company’s majority stockholder as of December 31, 2006 has made other unsecured advances to the Company. The balance as of December 31, 2006 and 2005 was $-0-. Beginning in January 2004, the Company began paying monthly interest at the prime rate on the outstanding advances. Interest expense on the advances to the majority stockholder for the years ended December 31, 2006, 2005 and 2004 was $-0-, $10 and $6, respectively.

NOTE K - RETIREMENT PLANS

In connection with its collective bargaining agreements with various unions, the Company participates with other companies in the unions’ multi-employer pension plans. These plans cover all of the Company’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon an employer’s withdrawal from, or upon termination of, such plans. The Company has no plan to withdraw from these plans.

The plans do not maintain information of net assets, and the actuarial present value of the accumulated share of the plan’s unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Total contributions to the plans were $706, $762 and $390 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2002, the Company adopted two defined contribution profit-sharing plans covering substantially all of its full-time employees. The plans contain deferred-salary arrangements under Internal Revenue Code Section 401(k). One plan is for all employees not covered under collective bargaining agreements. Employer contributions may be made at the discretion of the Board of Directors. Employer contributions to the plan were $44, $17 and $13 for the years ended December 31, 2006, 2005 and 2004, respectively. Under the second plan, which is for all employees covered by collective bargaining agreements, there is no provision for employer contributions.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE L - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At December 31, 2006 and 2005, approximately 21% and 25% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, respectively, and 19% and 18% of gross receivables were due from entities in the railroad industry. No single customer accounted for more than 10% of gross accounts receivable at December 31, 2006 and 2005. Additionally, no single customer accounted for more than 10% of sales for the years ended December 31, 2006, 2005 and 2004.

NOTE M - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At December 31, 2006 and 2005, approximately 37% and 42%, respectively, of the Company’s employees were covered by multi-employer collective bargaining agreements. One of the collective bargaining agreements expires in 2007 representing 5% of the Company’s employees at December 31, 2006.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

On September 30, 2005, the Company entered into employment agreements with its executive officers. Each agreement is for an initial three-year term, subject to earlier termination as provided in the agreement. The term will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. Each employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive without good reason, or due to death or disability. The benefits include continuation of a multiple of the executive’s base salary for one to three years depending on the executive, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt and stockholder guarantees

The fair value of debt differs from the carrying amount due to favorable interest terms on debt with the Company’s majority stockholder. At December 31, 2006 and 2005, the aggregate fair value of debt, with an aggregate carrying value of $17,405 and $13,588, respectively, is estimated at $20,633 and $17,509, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties and without guarantees from the Company’s majority stockholder.

NOTE O - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. The Company operated primarily in two segments, industrial services and electrical contracting services, through December 31, 2004. The Company’s wholly owned subsidiary, MIS, provides industrial services to its customers. Electrical contracting services are provided by another wholly owned subsidiary of the Company, Martell Electric, LLC.

In March 2005, the Company acquired certain operating assets of Hatch & Kirk, Inc. through its newly formed subsidiary HKEC, which it operates as a third segment - engine components.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note A. The Company evaluates the performance of its business segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2006, 2005 and 2004 is shown in the following tables:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE O - SEGMENT INFORMATION (CONTINUED)

			Diesel			December 31,
	Industrial	Electrical	Engine		Intersegment	2006
2006	Services	Contracting	Components	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$8,411	$-	$9,672	$-	$-	$18,083
Service revenue	28,817	13,854	-	-	-	42,671
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	19	247	-	-	(266)	-
Depreciation included in cost of revenues	502	95	144	-	-	741
Gross profit	8,429	1,942	1,587	-	(79)	11,879
Other depreciation & amortization	37	24	5	55	-	121
Interest expense	407	-	-	2,997	-	3,404
Net income (loss)	2,661	868	(88)	(6,102)	-	(2,661)
Total assets	17,250	5,352	5,242	3,023	-	30,867
Capital expenditures	2,898	111	40	33	-	3,082

			Diesel			December 31,
	Industrial	Electrical	Engine		Intersegment	2005
2005	Services	Contracting	Components	Corporate	Eliminations	Consolidated
External revenue:
Product sales	$8,267	$-	$6,320	$-	$-	$14,587
Service revenue	21,454	10,255	-	-	-	31,709
Intersegment revenue:
Product sales		-	-	-	-	-
Service revenue		149	-	-	(149)	-
Depreciation included in cost of revenues	336	80	115	-	-	531
Gross profit	6,907	1,187	1,101	-	(39)	9,156

Other depreciation & amortization	53	17	2	90	-	162
Interest expense	167	-	-	6,544	-	6,711
Net income (loss)	1,545	369	(194)	(8,916)	-	(7,196)
Total assets	27,810	7,820	9,633	40,982	(60,524)	25,721
Capital expenditures	637	141	1,560	62	-	2,400

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE O - SEGMENT INFORMATION (CONTINUED)

					December 31,
	Industrial	Electrical		Intersegment	2004
2004	Services	Contracting	Corporate	Eliminations	Consolidated
External revenue:
Product sales	$6,763	$-	$-	$-	$6,763
Service revenue	18,626	3,508	-	-	22,134
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	87	-	(87)	-
Depreciation included in cost of revenues	261	29	-	-	290
Gross profit	5,912	312	-	(27)	6,197
Other depreciation & amortization	49	7	105	-	161
Interest expense	95	-	88	-	183
Net income (loss)	1,100	9	(1,298)	-	(189)
Total assets	10,366	3,799	7,258	(8,890)	12,533
Capital expenditures	712	218	-	-	930

NOTE P - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Years ended December 31,
	2006	2005	2004
Issuance of common stock purchase warrants	$-	$2,382	$900
Issuance of common stock in conjuction with issuance of debentures	-	12	-
Issuance of common stock in conjuction with asset acquisition	-	75	-
Issuance of note payable in conjuction with asset acquisition	-	30	-
Issuance of common stock in conjuction with term and revolving notes	-	1,171	-
Issuance of conversion option and beneficial conversion feature	-	5,496	-
Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	384	105	-
Obligation under capital lease	21	56	-
Conversion of revolving note to common stock	729	-	-
Reclassification of warrant liability to equity per adoption of FSP EITF 00-19-2	508	-	-

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006
(Amounts in thousands, except share and per share data)

NOTE Q - SUBSEQUENT EVENTS

Lease Commitments

On January 1, 2007, the Company entered into a lease agreement for a facility at an annual rental of $89. The lease expires on December 31, 2011. The lessor, Martell Properties, LLC, is owned by the children of the majority shareholder as of December 31, 2006.

Equity Issuances

On January 18, 2007 the Company issued 62,500,000 shares of its common stock at a price of $0.20 per share. The proceeds of $12,500 were used to pay off all senior secured debt, accrued interest and prepayment penalties of $9,921, $42, and $517, respectively. Remaining proceeds of $2,020 will be used for general working capital purposes and to reduce accounts payable.

Debt Conversion

During 2007, certain debenture holders exercised their options to convert $1,045 into 3,069,082 shares of MISCOR common stock at a price of $0.3404926 per share. In accordance with the provisions of the Debenture Offering, the debenture holders did not receive any payments of accrued interest.

Line of Credit

In March 2007, the Company entered into a $5 million line of credit agreement and related note with a bank. The line of credit is due on demand and is secured by all of the Company’s accounts receivable and other rights to payment. The interest rate is .5% above the Wall Street Journal Prime Rate, payable monthly. The debentures and note payable to shareholder are subordinated to the Company’s indebtedness under the line of credit.

NOTE R - SUMMARIZED QUARTERLY DATA (UNAUDITED)

 The following is a summary of the unaudited results of operations for each quarter in 2006 and 2005:

	Quarter
	First	Second	Third	Fourth
Year ended December 31, 2006
Revenues	$13,251	$14,486	$15,537	$17,480
Gross profit	2,711	3,040	3,339	2,789
Net income (loss)	(786)	(1,122)	(1,205)	452

Earnings (loss) per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Year ended December 31, 2005
Revenues	$9,036	$11,117	$12,410	$13,733
Gross profit	1,600	2,222	2,610	2,724
Net income (loss)	(218)	(505)	(5,016)	(1,457)
Earnings (loss) per common share, basic and diluted	$-	$(0.01)	$(0.05)	$(0.01)

MISCOR GROUP, LTD. AND SUBSIDIARIES
SCHEDULE II
FINANCIAL STATEMENT SCHEDULE -- VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands, except share and per share data)

	Allowance for Doubtful Accounts		Reserve for Excess and Obsolete Inventory
Balance at December 31, 2003	$149		$29
Charges to operations	128		---
Deductions	(134)	(a)	---

Balance at December 31, 2004	143		29
Charges to operations	238		88
Deductions	(40)	(a)	---

Balance at December 31, 2005	341		117
Charges to operations	251		195
Deductions	(164)	(a)	---

Balance at December 31,2006	$428		$312
_________________
(a) Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information we are required to disclose in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information contained under the captions “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters - Director Nominations by Shareholders” in our proxy statement for the 2007 annual meeting of its shareholders (the “Proxy Statement”) is incorporated by reference in this Item 10.

Code of Ethics

 We have adopted the MISCOR Group, Ltd. Code of Business Conduct and Ethics, a code of ethics that applies to the President and Chief Executive Officer and the Chief Financial Officer. The code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Audit Committee Information

The information contained under the caption “Corporate Governance - Committees of the Board of Directors” in the Proxy Statement is incorporated by reference in this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

Information contained under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated by reference in this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Information contained under the caption “Security Ownership of Principal Holders and Management” in the Proxy Statement is incorporated by reference in this Item 12.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the following shares were authorized to be issued under our equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted Average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance

Equity compensation plans approved by security holders (1)	1,185,000		$0.250		565,000

Equity compensation plans not approved by security holders(2)	-	(3)	-	(3)	700,000

Total	1,185,000		$0.250		1,265,000

1  Includes the MISCOR Group, Ltd. 2005 Stock Option Plan.
2  Includes the MISCOR Group, Ltd. 2005 Restricted Stock Purchase Plan.
3  Excludes 300,000 shares issued under the MISCOR Group, Ltd. 2005 Restricted Stock Purchase Plan, pursuant to accepted offers to purchase such shares at nominal exercise prices.

2005 Restricted Stock Purchase Plan. Our board of directors adopted the 2005 Restricted Stock Purchase Plan in August 2005. The Plan provides for the grant of offers to purchase restricted stock to our directors, officers and key employees. A total of 1,000,000 shares of common stock were reserved for issuance under the Plan. This number is subject to adjustment as a result of a stock split, combination of shares, recapitalization, merger or other transaction resulting in a change in our shares. If we repurchase any shares in accordance with the terms of the Plan, the re-acquired shares become available for issuance under the Plan.

The Plan is administered by our board of directors or a committee of the board designated for that purpose. The grants described above were approved by our full board of directors, which has since designated the compensation committee to act as administrator of the Plan. The administrator has the power to determine the persons eligible to participate in the Plan and the terms of each purchase offer, including the purchase price (which may be zero) and the number of shares subject to the offer. An offer to purchase terminates 30 days after the offer is made or, if earlier, termination of employment for any reason.

A participant may not transfer shares acquired under the Plan except in the event of the sale or liquidation of our company. A participant is deemed to agree to any sale or liquidation approved by holders of a majority of our common stock, and to have granted such holders an irrevocable proxy to vote the participant’s shares in favor of the sale or liquidation.

If within three years after shares are acquired under the Plan a participant terminates employment for any reason other than death, disability, retirement or good reason, we are required under the Plan to purchase the participant’s shares for the same price the participant paid. If the participant terminates employment after three years or as a result of death, disability or retirement or for good reason, we are required under the Plan to purchase the shares for a price equal to their fair market value.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained under the captions “Transactions with Certain Related Persons” and “Corporate Governance - Director Independence” in the Proxy Statement is incorporated by reference in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference in this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of MISCOR Group, Ltd. and its subsidiaries and independent auditors’ report are included in Part II (Item 8) of this Form 10-K.

Financial Statement Schedules

The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004 included in this report:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the financial statements and notes thereto.

Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description

2.1
Asset Purchase Agreement dated May 31, 2006 among Magnetech Industrial Services of Alabama, LLC, Magnetech Industrial Services, Inc., E. T. Smith Services of Alabama, Inc. and Smith Services, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 1, 2006)

2.2
Asset Purchase Agreement dated as of March 4, 2005 among HK Machined Parts, LLC, HK Weston Properties, LLC and Hatch & Kirk, Inc. (incorporated by reference to Exhibit 10.31 to the Registration Statement)

2.3
Asset Purchase Agreement dated as of March 4, 2005 between HK Cast Products, LLC f/k/a HK Engineered Castings, LLC and HK Castings, Inc. (incorporated by reference to Exhibit 10.32 to the Registration Statement)

3.1
Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Reg No. 333-129354) (the “Registration Statement))

3.2	Amended and Restated Code of By-Laws of the registrant
4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement)
4.2
Warrant Agreement, form of Joinder Agreement and form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated April 26, 2004 (incorporated by reference to Exhibit 10.1 to the Registration Statement)

4.3
Form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated January 25, 2005 (incorporated by reference to Exhibit 10.2 to the Registration Statement)

4.4
Form of common stock purchase warrant issued to purchasers of the registrant’s subordinated convertible debentures pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 10.5 to the Registration Statement)

4.5	Common Stock Purchase Warrant dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.5 to the Registration Statement)
4.6	Form of common stock purchase warrant issued to persons designated by Vertical Capital Partners, Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement)
4.7a
Form of subordinated convertible debenture issued to purchasers pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 10.5 to the Registration Statement)

Exhibit Number	Description
4.7b	Letter Agreement dated April 16, 2006, to extend maturity date of subordinated convertible debentures (incorporated by reference to Exhibit 4.7b to the Registration Statement)
4.8	Secured Revolving Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.8 to the Registration Statement)
4.9	Secured Convertible Minimum Borrowing Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to the Registration Statement)
4.10	Secured Convertible Term Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to the Registration Statement)
4.11	Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell (incorporated by reference to Exhibit 4.11 to the Registration Statement)
4.12	Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 4.12 to the Registration Statement)
4.13
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Stock Purchase Agreement with the registrant (incorporated by reference to Exhibit 10.4 to the Registration Statement)

4.14
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Subordinated Convertible Debenture Purchase Agreements (incorporated by reference to Exhibit 10.5 to the Registration Statement)

4.15	Registration Rights Agreement dated August 24, 2005 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.15 to the Registration Statement)
4.16
Common Stock Purchase Warrant dated May 31, 2006 issued by registrant to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.17
Secured Non-convertible Revolving Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.18
Secured Term Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.19a
Registration Rights Agreement dated May 31, 2006 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.19b
Amendment dated July 31, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 4, 2006)

4.19c
Amendment dated August 30, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 31, 2006)

10.1
Placement Agency Agreement, dated April 26, 2004 between Magnetech Industrial Services, Inc. and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2	Placement Agency Agreement dated January 25, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.2 to the Registration Statement)

Exhibit Number	Description
10.3
Form of Convertible Redeemable Preferred Stock Purchase Agreement between Magnetech Industrial Services, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	Form of Stock Purchase Agreement between the registrant and the purchasers scheduled therein (incorporated by reference to Exhibit 10.4 to the Registration Statement)
10.5
Form of Subordinated Convertible Debenture Purchase Agreement among the registrant, Strasbourger Pearson Tulcin Wolff, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.5 to the Registration Statement)

10.6
Escrow Agreement dated April 26, 2004 among the registrant, Wilmington Trust Company and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.6 to the Registration Statement)

10.7a	Funds Escrow Agreement dated August 24, 2005 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 to the Registration Statement)
10.7b	Funds Escrow Disbursement Letter/Joint Instructions dated August 24, 2005 (incorporated by reference to Exhibit 10.7b to the Registration Statement)
10.8
Security Agreement dated as of March 3, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated, as agent for purchasers of subordinated convertible debentures (incorporated by reference to Exhibit 10.8 to the Registration Statement)

10.9a
Security and Purchase Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9 to the Registration Statement)

10.9b
Amendment to Security and Purchase Agreement, dated October 19, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9b to the Registration Statement)

10.9c
Amendment to Security and Purchase Agreement, dated January 31, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9c to the Registration Statement)

10.9d
Amendment to Security and Purchase Agreement dated July 14, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein, amending the Security and Purchase Agreement and related agreements and instruments (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 20, 2006)

10.10
Pledge Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.10 to the Registration Statement)

10.11
Guaranty dated August 24, 2005 made by certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement)

10.12
Form of Subordination Agreement made among John Martell, Patricia Minehardt and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.13 to the Registration Statement)

10.13	Lease, commencing August 3, 2001, between JAM Summer Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement)
10.14	Lease, commencing May 5, 2003, between JAM Bev Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement)

Exhibit Number	Description
10.15	Lease, commencing May 5, 2003, between JAM Walnut Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement)
10.16	Lease, commencing March 1, 2002, between JAM Hutson Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement)
10.17@	2005 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.18 to the Registration Statement)
10.18@	Form of Stock Option Agreement under 2005 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement)
10.19@	2005 Restricted Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.20 to the Registration Statement)
10.20@	Employment Agreement dated September 30, 2005 between the registrant and John A. Martell (incorporated by reference to Exhibit 10.21 to the Registration Statement)
10.21@	Employment Agreement dated September 30, 2005 between the registrant and James M. Lewis (incorporated by reference to Exhibit 10.22 to the Registration Statement)
10.22@	Employment Agreement dated September 30, 2005 between the registrant and Richard J. Mullin (incorporated by reference to Exhibit 10.23 to the Registration Statement)
10.23@	Employment Agreement dated September 30, 2005 between Magnetech Industrial Services, Inc. and William Wisniewski (incorporated by reference to Exhibit 10.24 to the Registration Statement)
10.24@	Employment Agreement dated September 30, 2005 between Martell Electric, LLC and Anthony Nicholson (incorporated by reference to Exhibit 10.25 to the Registration Statement)
10.25@	Employment Agreement dated September 30, 2005 between HK Engine Components, LLC and Cullen Burdette (incorporated by reference to Exhibit 10.26 to the Registration Statement )
10.26
Asset Purchase Agreement dated August 9, 2000 between Magnetech Industrial Services, Inc., Trans Tech Electric, Inc. and Delta Star Electric, Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement)

10.27	Asset Purchase Agreement dated as of November 26, 2004 between Martell Electric, LLC and Thompson, Inc. (incorporated by reference to Exhibit 10.30 to the Registration Statement)
10.28
Security and Purchase Agreement dated May 31, 2006 among Laurus Master Fund, Ltd. and Magnetech Industrial Services of Alabama, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.29
Stock Pledge Agreement dated May 31, 2006 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.30
Master Security Agreement among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.31
Mortgage granted by Magnetech Industrial Services of Alabama, LLC in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.32
Guaranty dated May 31, 2006 made by the registrant and certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

Exhibit Number	Description
10.33
Amended and Restated Subordination Agreement dated May 31, 2006 made among John Martell and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.34
Overadvance Side Letter Agreement dated May 31, 2006 between Magnetech Industrial Services of Alabama, LLC and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.35
Funds Escrow Agreement dated May 31, 2006 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.36
Funds Escrow Disbursement Letter/Joint Instructions dated May 31, 2006 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registration Statement)
21.1	Subsidiaries of the registrant
23.1	Consent of Asher & Company, Ltd.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications
_______________________
@ Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISCOR GROUP, LTD.

March 29, 2007	By:	/s/ RICHARD J. MULLIN
Richard J. Mullin, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MARTELL	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2007
John A. Martell

/s/ RICHARD J. MULLIN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007
Richard J. Mullin

/s/ WILLIAM J. SCHMUHL, JR.	Director	March 29, 2007
William J. Schmuhl, Jr.

/s/ RICHARD A. TAMBORSKI	Director	March 29, 2007
Richard A. Tamborski