Form 10-Q
period 2007-04-01
MISCOR GROUP, LTD.
filed 2007-05-15
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2007, there were 187,408,902 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	April 1,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$838	$297
Accounts receivable, net of allowance for doubtful accounts of $464 and $428, respectively	11,795	13,275
Inventories, net	8,171	7,640
Prepaid expenses and other current assets	713	1,226
Total current assets	21,517	22,438

PROPERTY AND EQUIPMENT, net	6,141	6,320

OTHER ASSETS
Deposits	89	90
Debt issue costs, net	354	2,017
Other intangibles, net	2	2
Total other assets	445	2,109

Total Assets	$28,103	$30,867

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $-0- and $438, respectively	$-	$6,500
Current portion of long-term debt, net of discount of $130 and $-0-, respectively	2,886	2,081
Accounts payable	5,311	7,237
Accrued expenses and other current liabilities	2,358	2,532
Total current liabilities	10,555	18,350

LONG TERM LIABILITIES
Long-term debt, net of discount of $-0- and $229, respectively	23	5,824
Long-term debt, Stockholder	3,000	3,000
Total long-term liabilities	3,023	8,824
Total liabilities	13,578	27,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 300,000,000 shares authorized; 187,408,902 and 117,285,272 shares issued and outstanding, respectively	21,864	8,459
Additional paid in capital	8,991	8,961
Deferred compensation	(61)	(47)
Accumulated deficit	(16,269)	(13,680)
Total Stockholders' equity	14,525	3,693

Total Liabilities and Stockholders' Equity	$28,103	$30,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the 3 months ended April 1, 2007	For the 3 months ended April 2, 2006
	(Unaudited)	(Unaudited)
REVENUES
Product sales	$5,226	$5,160
Service revenue	10,920	8,091
Total revenues	16,146	13,251

COST OF REVENUES
Product sales	4,038	3,853
Service revenue	9,261	6,905
Total cost of revenues	13,299	10,758

Gross Profit	2,847	2,493

Selling, general and administrative expenses	2,671	2,313

Operating income	176	180

Other expense
Loss on debt extinguishment	2,300	-
Interest expense	465	966
	2,765	966

NET LOSS	$(2,589)	$(786)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares	170,679,851	105,178,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the 3 months ended
	April 1,	April 2,
	2007	2006
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net cash provided (utilized) by operating activities	$(843)	$237

INVESTING ACTIVITIES
Acquisition of property and equipment	(53)	(118)
Proceeds from disposal of property and equipment	-	3
Net cash utilized by investing activities	(53)	(115)

FINANCING ACTIVITIES
Payments on capital lease obligations	(10)	(3)
Short term borrowings (repayments), net	(6,938)	388
Repayment of long-term debt, note	(4,040)	(100)
Proceeds from the issuance of shares and exercise of warrants	12,500	1
Payment of stock issuance costs	(75)	-
Net cash provided by financing activities	1,437	286

INCREASE IN CASH	541	408
Cash, beginning of year	297	23

Cash, end of period	$838	$431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$106	$208

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS IN THE PERIOD ENDED APRIL 1, 2007

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three months ended April 1, 2007 and April 2, 2006, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three months ended April 1, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Costs of $218 for the three months ended April 2, 2006 were reclassified from selling, general and administrative expenses to cost of revenues - service. This reclassification had no effect on net loss or stockholders’ equity.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

FSP EITF 00-19-2

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company elected to early adopt FSP EITF 00-19-2 effective December 31, 2006 (see Note F).

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this standard effective January 1, 2007. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

For the three months ended April 1, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,309,556 shares of common stock, subordinated debt convertible into 38,752,026 common shares, and options to purchase 1,580,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the three months ended April 2, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 21,080,332 shares of common stock, senior and subordinated debt convertible into 76,815,714 common shares, and options to purchase 500,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the three months ended April 1, 2007 and April 2, 2006, respectively, as there were no potentially dilutive securities outstanding.

NOTE D - INVENTORY

Inventory consists of the following:

	April 1,	December 31,
	2007	2006
Raw materials	$2,486	$2,861
Work-in-process	3,382	2,761
Finished goods	2,710	2,330
	8,578	7,952
Less: allowance for slow moving and obsolete inventories	(407)	(312)
	$8,171	$7,640

NOTE E - DEBT

Long-term debt

Long-term debt consists of the following:
	April 1,	December 31,
	2007	2006
Note payable to its stockholder, due December 2008, plus interest at prime rate less 1% (7.25% at April 1, 2007 and December 31, 2006, respectively) secured by a subordinated security interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $130 and $229 at April 1, 2007 and December 31, 2006, respectively) (see note below)	2,850	3,796

Note payable to former employee in annual principal payments of $10, unsecured and without interest	10	20

Revolving note payable in August 2008 (net of discount of $438 at December 31, 2006) with interest payable monthly at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007 (see note below)	-	5,759

Term note payable in monthly principal payments of $100 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007 (see note below)	-	2,000

Revolving note payable in May 2009 with interest payable monthly at 1.5% over the Wall Street Journal prime rate (9.75% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007 (see note below)	-	741

Term note payable in monthly principal payments of $70 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007 (see note below)	-	2,030

Capital lease obligations (see note below)	49	59
	5,909	17,405
Less: current portion	2,886	8,581

	$3,023	$8,824

NOTE E - DEBT (CONTINUED)

Long-term debt, debentures

In January 2005, the Company commenced a private offering (the “Debenture Offering”) of a maximum of $4,025 principal amount of subordinated secured convertible debentures. The Company issued the maximum $4,025 principal amount of debentures as of May 5, 2005. The debentures, which are payable on February 28, 2008, bear interest at the rate of 6% per year, payable upon conversion or at redemption or maturity. Investors will receive interest in cash only if they elect not to convert their debentures. Each holder has the option any time prior to the redemption date to convert principal and accrued interest under the debentures into the number of shares of the Company’s common stock determined by dividing the principal amount by a fixed conversion price of $0.3404926. The debentures are secured by a second lien on substantially all of the Company’s assets, which is subordinate to the lien of the Company’s senior secured lender.

The Company reserved 11,821,108 shares of common stock for issuance upon conversion of the debentures. During the three months ended April 1, 2007, certain debenture holders converted $1,045 of the aggregate principal amount of the debentures into 3,069,079 shares of common stock.

If the number of the Company’s outstanding shares of common stock is increased because of a stock split or stock dividend, the conversion price will be proportionately reduced, and if the number is decreased because of a stock combination, the conversion price will be proportionately increased, except that any adjustment to the conversion price of less than $0.0001 is not required to be made.

Upon written notice, the Company may redeem any or all of the outstanding debentures prior to the maturity date at a redemption price, payable in cash, equal to 100% of the principal amount redeemed, plus accrued and unpaid interest through the redemption date. Any notice to redeem must be given to all holders no less than 30 days or more than 45 days prior to the date for redemption set forth in the notice. The loan agreements with the senior secured lender restrict the Company’s ability to exercise this redemption right.

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.001 per share. The Company has allocated warrants to purchase 4,255,601 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants is $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $49 and $107 for the three months ended April 1, 2007 and April 2, 2006, respectively. In addition, for the quarter ended April 1, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. Net debt issue discount at April 1, 2007 related to this instrument was $130. As of April 1, 2007, warrants to purchase 3,948,986 shares had been exercised.

The Company issued to its placement agent in the Debenture Offering, as compensation for its services, ten-year warrants to purchase 6,182,992 shares of the Company’s common stock at an exercise price of $0.001 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546. As of April 1, 2007, warrants to purchase 6,157,992 shares had been exercised.

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, the Company issued to its securities counsel in the Debenture Offering, as compensation for its services, 50,000 shares of the Company’s common stock, the fair value of which was $12. The summation of these debt issue costs was $2,095. Interest expense was $131 and $290 for the three months ended April 1, 2007 and April 2, 2006, respectively. In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures for the quarter ended April 1, 2007. Net debt issue cost at April 1, 2007 related to these instruments was $354.

NOTE E - DEBT (CONTINUED)

Senior Debt Financing

On January 18, 2007 the Company paid off all senior debt financing, accrued interest and prepayment penalties of $9,921, $42, and $517, respectively, upon the issuance of 62,500,000 shares of its common stock at a price of $0.20 per share. The remaining proceeds of $2,020 were used to pay for related legal costs, for general working capital purposes and to reduce accounts payable. The Company recorded a loss on the extinguishment of debt of $2,300.

On March 9, 2007, the Company obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. Borrowings under the note will be used for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime, as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if, among other things, the Company fails to make a required payment on time or when due, fails to keep the secured property insured, defaults under any other agreements with MFB Financial, is involved in any legal proceeding by a creditor for the collection of debt, becomes insolvent, or makes any misrepresentation in financial information provided to MFB Financial, or the Company does or fails to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. At April 1, 2007 there were no amounts outstanding under the revolving credit agreement.

Aggregate maturities of long-term debt for the periods subsequent to April 1, 2007 on a calendar year basis are as follows:

Year ending December 31,
2007	$22
2008	6,006
2009	11

Following is a summary of interest expense for the three months ended April 1, 2007 and April 2, 2006:

	Three months ended
	April 1,	April 2,
	2007	2006
Interest expense on principal	$235	$294

Amortization of debt issue costs	172	482

Amortization of debt discount -debentures and revolving notes payable	58	190

Total interest expense	$465	$966

NOTE F - STOCKHOLDERS’ EQUITY

Common Stock Issuance

On January 18, 2007, the Company sold 50,000,000 shares of common stock to Tontine Capital Partners, L.P. and 12,500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. for $0.20 per share or $12,500. Proceeds were used to cover related legal fees of approximately $75 and to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10,000, including interest, plus approximately $500 in prepayment penalties. The Company used the balance of the proceeds for working capital and to reduce past due accounts payable.

The Company did not register the issuance of the shares of common stock to Tontine with the SEC under the Securities Act of 1933, in reliance on exemptions from the registration requirements of the Securities Act. The Company and Tontine entered into a registration rights agreement, dated January 18, 2007, pursuant to which the Company agreed to register for resale the shares issued to Tontine. The Company has not yet registered these shares.

Under the registration rights agreement, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act on or before January 18, 2008 and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. However, there are no specific penalty provisions in connection with the registration rights agreement and, therefore, the investors in the private placement are not entitled to receive any additional benefit if the registration does not occur.

Equity Incentive Plans

2005 Stock Option Plan

On January 19, 2007, the Company granted stock options to certain executives and key employees to acquire 395,000 shares of the Company’s common stock at an exercise price of $0.215 per share under the 2005 Stock Option Plan. These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the estimated fair value of the Company’s common stock was $0.215 per share. The fair value of the Company’s common stock was determined based upon the average of the high and low sale prices of the Company’s common stock on the date of grant.

The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions: expected term of 4 years, risk-free interest rate of 4.78%, volatility of 41.21% and no dividend yield. The Company recorded compensation cost based on the grant date fair value of the award of 395,000 shares at $0.215 per share. The total cost of the grant in the amount of $33 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period. The Company recorded compensation expense related to all stock options of $7 and $1 for the three months ended April 1, 2007 and April 2, 2006, respectively.

2005 Restricted Stock Purchase Plan

On January 19, 2007, the Company issued offers to purchase 105,000 shares of common stock at a nominal price of $0.001 per share to certain key employees. The fair value of the restricted stock issued was estimated using the Black-Scholes valuation model and the following assumptions: expected term, representing the restriction period of 3 years, risk-free interest rate of 4.78%, volatility of 41.21% and no dividend yield. The Company charged deferred compensation and credited additional paid-in capital in the amount of $22. The issuance of the restricted stock was intended to lock-up key employees for a three year period. As a result, the Company is recording compensation expense over the three year restriction period. Compensation expense related to all restricted stock offers of $8 and $5 was recorded for the three months ended April 1, 2007 and April 2, 2006, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for a note payable with a balance of $10 at April 1, 2007 (see Note E). The unsecured note is payable in annual principal installments of $10 and is non-interest bearing.

Long-term debt, stockholder

The Company was indebted to its Chief Executive Officer and stockholder for a note payable with a balance of $3,000 at April 1, 2007 (see Note E). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $54 and $49 for the three months ended April 1, 2007 and April 2, 2006, respectively.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $82 and $78 for the three months ended April 1, 2007 and April 2, 2006, respectively.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary HK Engine Components, LLC, is a partner. Rent expense under this agreement was $38 for the three months ended April 1, 2007 and April 2, 2006, respectively.

In January 2007, the Company began leasing a new facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 for the three months ended April 1, 2007.

NOTE H - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At April 1, 2007 and December 31, 2006, approximately 14% and 21%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 21% and 19%, respectively, of gross receivables were due from entities in the railroad industry. No single customer accounted for more than 10% of gross accounts receivable at April 1, 2007 and December 31, 2006. Additionally, no single customer accounted for more than 10% of sales for the three months ended April 1, 2007 and April 2, 2006.

NOTE I - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At April 1, 2007 and December 31, 2006, approximately 37% of the Company’s employees were covered by collective bargaining agreements. One of the collective bargaining agreements expires in May 2007 representing 5% of the Company’s employees at April 1, 2007.

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

Debt

The fair value of debt differs from the carrying amount due to favorable interest terms on debt with its Chief Executive Officer and stockholder. At April 1, 2007 and December 31, 2006, the aggregate fair value of debt, with an aggregate carrying value of $5,909 and $17,405, respectively, is estimated at $6,614 and $20,633, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE K - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. Through December 31, 2006, the Company operated primarily in three segments, industrial services, electrical contracting services and engine components.

Effective January 1, 2007, the Company realigned its segment reporting and reduced the number of business segments from three to two. The former diesel engine components segment and substantially all of the former industrial services segment were combined into the repair, remanufacturing and manufacturing segment. The former electrical contracting segment and one location of the former industrial services segment, involved in the repair of electrical power distribution systems within industrial plants and commercial facilities, were combined to form the construction and engineering services segment.

The repair, remanufacturing and manufacturing segment is primarily engaged in providing maintenance and repair services to the electric motor industry, repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries and power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries. The construction and engineering services segment provides a wide range of electrical contracting services, mainly to industrial, commercial and institutional customers. The realignment was necessary to better serve the market and to reflect the revised manner in which the Company manages its business resources.

The Company evaluates the performance of its business segments based on net income or loss. Corporate administrative and support services for the Company are not allocated to the segments but are presented separately.

Summarized financial information concerning the Company’s reportable segments as of and for the three months ended April 1, 2007 and April 2, 2006 is shown in the following tables:

	Repair,	Construction			April 1,
	Remanufacturing	& Engineering		Intersegment	2007
2007	& Manufacturing	Services	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$5,226	$-	$-	$-	$5,226
Service revenue	6,905	4,015	-	-	10,920
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	16	-	(16)	-
Depreciation included in cost of revenues	164	32	-	-	195
Gross profit	2,232	615	-	-	2,847
Other depreciation & amortization	10	7	20	-	37
Interest expense	15	-	450	-	465
Net income (loss)	609	206	(3,404)	-	(2,589)
Total assets	20,459	5,332	2,312	-	28,103
Capital expenditures	44	1	8	-	53

	Repair,	Construction			April 2,
	Remanufacturing	& Engineering		Intersegment	2006
2006	& Manufacturing	Services	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$5,160	$-	$-	$-	$5,160
Service revenue	5,307	2,784	-	-	8,091
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	27	-	(27)	-
Depreciation included in cost of revenues	106	35	-	-	141
Gross profit	2,114	383	-	(4)	2,493
Other depreciation & amortization	7	7	12	-	26
Interest expense	49	-	917	-	966
Net income (loss)	769	16	(1,571)	-	(786)
Total assets	18,610	2,608	4,188	-	25,406
Capital expenditures	60	45	13	-	118

NOTE L - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Three months ended
	April 1, 2007	April 2, 2006
Conversion of subordinated debentures	$979	$-
Issuance of restricted stock	22	-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through December 31, 2006, we operated in three segments: industrial services, electrical contracting services, and diesel engine components.

Effective January 1, 2007, we realigned our segment reporting and reduced the number of business segments from three to two. The former diesel engine components segment and substantially all of the former industrial services segment were combined into the repair, remanufacturing and manufacturing segment. The former electrical contracting segment and one location of the former industrial services segment involved in the repair of electrical power distribution systems within industrial plants and commercial facilities were combined to form the construction and engineering services segment.

The repair, remanufacturing and manufacturing segment is primarily engaged in providing maintenance and repair services to the electric motor industry, repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries, and power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries. The construction and engineering services segment provides a wide range of electrical contracting services, mainly to industrial, commercial and institutional customers. The realignment was necessary to better serve the market and to reflect the revised manner in which we manage our business resources.

We evaluate the performance of our business segments based on net income or loss. Corporate administrative and support services for MISCOR are not allocated to the segments but are presented separately.

Recent Developments

On January 18, 2007, we sold 50,000,000 shares of common stock to Tontine Capital Partners, L.P. and 12,500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. for $0.20 per share or $12.5 million. We used the proceeds to retire all of the outstanding senior debt due to our senior lender, Laurus Master Fund, Ltd., as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds to pay related legal fees, for working capital and to reduce accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We intend to use borrowings under the note for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal.

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

Revenue recognition. Revenues in our repair, remanufacturing and manufacturing segment consists primarily of product sales and service of industrial magnets, electric motors and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based on historical experience. Our revenue recognition policies are in accordance with Staff Accounting Bulletins No. 101 and No. 104.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing, which is three years. Unamortized debt issue costs related to the senior debt financing were charged to loss on debt extinguishment in the three months ended April 1, 2007. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which is three years. Unamortized costs related to subordinated debentures that were converted into common stock were written off against common stock in the three months ended April 1, 2007.

Warranty costs. We warrant workmanship after the sale of our products. We record an accrual for warranty costs based upon the historical level of warranty claims and our management’s estimates of future costs.

Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

Stock-based compensation. Stock-based compensation arrangements are accounted for in accordance with SFAS No. 123R, Share-Based Payments (revised 2004). SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

New Accounting Standards. In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement We elected to early adopt FSP EITF 00-19-2 effective December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

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

Results of Operations

Three Months Ended April 1, 2007 Compared to Three Months Ended April 2, 2006

Revenues. Total revenues increased by $2.9 million or 22% to $16.1 million in 2007 from $13.2 million in 2006. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $1.7 million or 16% and construction and engineering services segment revenues of $1.2 million or 43%.

The increase in repair, remanufacturing and manufacturing segment revenue resulted from an increase in revenue of motors, magnets and other industrial products and services of $1.1 million or 14% due to our May 2006 acquisition of E.T. Smith Services of Alabama, Inc. (“Smith Alabama”) and an increase in revenue of diesel engine components of $0.6 million or 23% due to increased market share. The increase in construction and engineering services revenue resulted from an increase in electrical contracting services of $1.0 million or 40% due to continued market penetration and a strong local construction market, and an increase in power services of $0.2 million or 66%.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. We expect our rates of revenue growth from existing operations in our construction and engineering services segment to slow relative to historical rates in 2007 and thereafter in light of our current market penetration and geographic markets. Revenues from our repair, remanufacturing and manufacturing segment should increase in 2007 to reflect a full year of sales from the operations acquired from Smith Alabama.

Cost of Revenues. Total cost of revenues in 2007 was $13.3 million or 82% of total revenues compared to $10.8 million or 81% of total revenues in 2006. The increase of $2.5 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2007 was $2.8 million or 18% of total revenues compared to $2.5 million or 19% of total revenues in 2006. The increase of $0.3 million was due to increased revenues. Gross profit as a percentage of total revenue is expected to increase as capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $2.7 million in 2007 from $2.3 million in 2006. Selling expenses increased 22% to $1.1 million in 2007 from $0.9 million in 2006 primarily due to higher salaries and commissions related to the growth in total revenues. General and administrative expenses increased 14% to $1.6 million in 2007 from $1.4 million in 2006, primarily due to higher salaries and benefits to support the growth in revenues and professional fees related to costs associated with being a public company under federal securities laws.

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in the three months ended April 1, 2007 related to the payoff of all senior secured debt.

Interest Expense and Other Income. Interest expense decreased in 2007 to $0.5 million from $1.0 million in 2006 as a result of the payoff of all senior secured debt and the conversion of a portion of the subordinated debentures. Interest on principal debt decreased to $0.2 million from $0.3 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased to $0.2 million from $0.7 million.

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

Net Loss. Net loss was $2.6 million and $0.8 million in 2007 and 2006, respectively. The increase in the net loss was due primarily to the loss on debt extinguishment offset in part by lower interest expense.

Liquidity and Capital Resources

At April 1, 2007, we had $0.8 million of cash and approximately $11.0 million of working capital. Working capital increased approximately $6.9 million from approximately $4.1 million at December 31, 2006. The increase in working capital was due mainly to the sale of 62.5 million shares of our common stock in January 2007 for $12.4 million, less the payoff of the revolving credit line and current portion of long term debt due to Laurus of $6.5 million and $2.0 million, respectively. Our total debt to equity ratio decreased from approximately 7.4:1 to 0.9:1 from December 31, 2006 to April 1, 2007 due to the sale of common stock less the net loss incurred during the quarter ended April 1, 2007.

We have incurred operating losses since we began operations in 2000. The operating losses were due to start up costs, including start up costs associated with acquisitions, underutilized operating capacity and costs incurred to build a corporate infrastructure sufficient to support increasing sales from existing operations and acquisitions for the foreseeable future. We funded these accumulated operating losses, increases in working capital, contractual obligations, acquisitions and capital expenditures with investments and advances from our Chief Executive Officer and stockholder ($7.2 million), a private debt offering ($4.0 million), private equity offerings ($15.2 million), trade credit and bank loans.

Our net loss for the three months ended April 1, 2007 of $2.6 million included non-cash expenditures of depreciation and amortization of $0.2, loss on debt extinguishment of $1.8 million and amortization related to debt issue and debt discount costs of $0.2 million.

Net cash utilized by operating activities was $0.8 million for the three months ended April 1, 2007, and net cash provided by operating activities was $0.2 million for the three months ended April 2, 2006. For the three months ended April 1, 2007, net cash utilized by operations resulted from increases in inventory and decreases in accounts payable and accrued expenses of $0.5 million, $1.9 million and $0.1 million, respectively, offset in part by decreases in accounts receivable and prepaid expenses of $1.4 million and $0.5 million, respectively. Accounts receivable decreased due to improved collections of past due accounts. For the three months ended April 2, 2006, net cash provided by operating activities was due in part from decreases in accounts receivable and prepaid expenses totaling $0.2 million, while decreases in accounts payable were mostly offset by increases in accrued expenses and other current liabilities. Accounts receivable decreased due to improved collections and inventory did not materially change.

Accounts receivable and inventory may increase if sales increase. Several of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments and service to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business. During the three months ended April 1, 2007 we paid approximately $2.0 million of past due accounts payable with a portion of the proceeds from the sale of our stock to Tontine. We believe this will allow us to improve our vendor relations and improve the timeliness of the supply of materials and parts which will improve our ability to service our customers in a more timely fashion.

During the three months ended April 1, 2007 and April 2, 2006, net cash outflows from investing activities were $0.1 million and $0.1 million, respectively, and were comprised mostly of the acquisition of machinery and equipment.

We generated approximately $1.4 million from financing activities during the three months ended April 1, 2007, primarily from the sale of our common stock of approximately $12.4 million, less the payoff of all senior secured debt of approximately $11.0 million. We generated $0.3 million from financing activities during the three months ended April 2, 2006 with net short term borrowings under the revolving note of $0.4 million, partially reduced by the repayment of $0.1 million on the term note.

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

From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bear interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders do not elect to convert their debentures. Each debenture holder has the option to convert principal and accrued interest under the debentures into the number of shares of our common stock determined by dividing the principal amount by a fixed conversion price of $0.3404926, subject to certain anti-dilution adjustments.

During the three months ended April 1, 2007, debenture holders converted approximately $1 million of the aggregate principal amount of the subordinated debt. However, absent further exercise of the right of the debenture holders to convert out indebtedness into shares of our common stock, we will be obligated to make principal and accrued interest payments totaling approximately $3.5 million on February 28, 2008. We are uncertain whether we will generate sufficient funds from operations to make that entire payment. If not, then absent exercise of the debenture holders’ conversion rights, we will have to raise additional capital through debt or equity financing to pay off the indebtedness at its maturity. There is no assurance that we will successfully refinance the indebtedness on terms acceptable to us, or at all. If we are not successful, we would default under the debentures. To the extent that any debenture holder elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly.

If we default under the debentures, all unpaid amounts will accrue interest at a rate of 15% per year from the date of default until paid. Other remedies available to the debenture holders upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the debenture documents. As of April 1, 2007, these remedies were subject to and subordinate in right to the rights of our senior secured lender. The events of default under the debenture documents include failure to pay principal and interest when due, breach of any covenant under the debenture documents that continues unremedied for 10 days, certain events relating to bankruptcy, default under other indebtedness in a principal amount exceeding $200,000, a judgment in excess of $50,000 is levied against our assets, and other events described in the debenture documents.

The debentures contain restrictions on our ability to incur more indebtedness (other than trade debt), whether secured or unsecured, to redeem our capital stock, to issue preferred stock, and to pay dividends on any of our capital stock.

In August 2005, we entered into a $10.0 million credit facility with Laurus Master Fund, Ltd. In May 2006, we entered into a second Security and Purchase Agreement with Laurus. In January 2007, we paid off all amounts due Laurus with proceeds from the Tontine equity financing described below.

On January 18, 2007, we sold 50,000,000 shares of common stock to Tontine Capital Partners, L.P. and 12,500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. for $0.20 per share or $12.5 million. Proceeds were used to cover related legal fees of approximately $0.1 million and to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds for working capital and to reduce past due accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We intend to use borrowings under the note for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if , among other things, we fail to make a required payment on time or when due, we fail to keep the secured property insured, we default under any other agreements we have with MFB Financial, we are involved in any legal proceeding by a creditor for the collection of debt, we become insolvent, we make any misrepresentation in financial information we provide to MFB Financial, or we do or fail to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. At April 1, 2007, there were no amounts outstanding under the revolving credit facility.

Following is a summary of fixed payments related to certain contractual obligations as of April 1, 2007 (amounts in thousands):

As of April 1, 2007:	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	$6,039	$3,016	$3,023	$-	$-
Lease Obligations	3,786	979	1,715	857	235
Total	$9,825	$3,995	$4,738	$857	$235

We believe that our existing working capital, cash provided by operations and our existing revolving credit facility with MFB Financial, under which we had all $5 million available as of April 1, 2007, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions and to refinance our subordinated convertible debentures when they mature in February 2008. As of April 1, 2007, we did not have any material commitments for capital expenditures.

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

Discussion of Forward-Looking Statements

Certain matters described in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, which include any statement that is not an historical fact, such as statements regarding our future operations, future financial position, business strategy, plans and objectives. Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “could,” “estimate” or “plan” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement.

Management has based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, that may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to interest rate market risk with respect to our debt. Our total debt as of April 1, 2007 had a carrying value of approximately $5.9 million and a fair value of approximately $6.6 million. As of April 1, 2007, 51% of our total debt was subject to variable interest rates. As of April 1, 2007, the weighted-average interest rate of our debt was 6.62%. To the extent that we refinance our existing debt or incur additional debt outside of our currently existing arrangements, we will be subject to additional interest rate market risk, which could be substantial.

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

Our Chief Executive Officer and Chief Financial Officer, together with members of our management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information related to MISCOR and its consolidated subsidiaries required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is made known to management on a timely basis.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

    On January 18, 2007, the Company sold 50,000,000 shares of common stock to Tontine Capital Partners, L.P. and 12,500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. for $0.20 per share or $12.5 million. Proceeds were used to cover related legal fees of approximately $0.1 million and to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. The Company used the balance of the proceeds for working capital and to reduce past due accounts payable. The Company did not register the issuance of the shares of common stock to Tontine with the SEC under the Securities Act of 1933, in reliance on exemptions from the registration requirements of the Securities Act. The Company and Tontine entered into a registration rights agreement, dated January 18, 2007, pursuant to which the Company agreed to register for resale the shares issued to Tontine. The Company has not yet registered these shares.

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of April 1, 2007, we have issued 13,856,978 shares upon the exercise of warrants, and we have received proceeds of $10,482 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.4 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 6.	EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
Commercial Lease effective January 1, 2007, between Martell Electric LLC and Martell Properties LLC (incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 1 to Registration Statements on Form S-1 (Reg. No. 333-137940 and Reg. No. 333-129354))

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

MISCOR GROUP, LTD.

May 15, 2007	By:	/s/ Richard J. Mullin
Richard J. Mullin
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)