Form 10-Q
period 2007-07-01
MISCOR GROUP, LTD.
filed 2007-08-14
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2007
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

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2007, there were 188,345,754 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	July 1, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS
Cash	$1,253	$297
Accounts receivable, net of allowance for doubtful accounts of $483 and $428, respectively	11,447	13,275
Inventories, net	8,874	7,640
Prepaid expenses and other current assets	951	1,226
Total current assets	22,525	22,438

PROPERTY AND EQUIPMENT, net	6,041	6,320

OTHER ASSETS
Deposits	94	90
Debt issue costs, net	249	2,017
Other intangibles, net	2	2
Total other assets	345	2,109

Total Assets	$28,911	$30,867

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $-0- and $438, respectively	$500	$6,500
Current portion of long-term debt, net of discount of $92 and $-0-, respectively	2,919	2,081
Accounts payable	5,096	7,237
Accrued expenses and other current liabilities	2,606	2,532
Total current liabilities	11,121	18,350

LONG TERM LIABILITIES
Long-term debt, net of discount of $-0- and $229, respectively	19	5,824
Long-term debt, Stockholder	3,000	3,000
Total long-term liabilities	3,019	8,824

Total liabilities	14,140	27,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 300,000,000 shares authorized; 187,452,532 and 117,285,272 shares issued and outstanding, respectively	21,882	8,459
Additional paid in capital	8,998	8,961
Deferred compensation	(53)	(47)
Accumulated deficit	(16,056)	(13,680)
Total Stockholders' equity	14,771	3,693

Total Liabilities and Stockholders' Equity	$28,911	$30,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the	For the	For the	For the
	3 months ended	3 months ended	6 months ended	6 months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$5,797	$4,771	$11,023	$9,931
Service revenue	10,967	9,715	21,887	17,806
Total revenues	16,764	14,486	32,910	27,737

COST OF REVENUES
Product sales	4,039	3,728	8,077	7,581
Service revenue	9,813	7,912	19,074	14,817
Total cost of revenues	13,852	11,640	27,151	22,398

Gross Profit	2,912	2,846	5,759	5,339

Selling, general and administrative expenses	2,449	2,370	5,120	4,683

Operating income	463	476	639	656

Other expense
Loss on warrant liability	-	826	-	826
Loss on debt extinguishment	-	-	2,300	-
Interest expense	250	772	715	1,738
	250	1,598	3,015	2,564

NET INCOME (LOSS)	$213	$(1,122)	$(2,376)	$(1,908)

Basic and diluted earnings (loss) per share	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic	187,409,861	105,557,679	179,044,856	105,367,295

Diluted	229,756,606	105,557,679	179,044,856	105,367,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the 6 months ended
	July 1,	July 2,
	2007	2006
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net cash provided (utilized) by operating activities	$(805)	$790

INVESTING ACTIVITIES

Acquisition of business assets	-	(2,987)
Acquisition of property and equipment	(188)	(198)
Proceeds from disposal of property and equipment	2	11
Net cash utilized by investing activities	(186)	(3,174)

FINANCING ACTIVITIES

Payments on capital lease obligations	(19)	(7)
Short term borrowings, net	(6,438)	1,743
Borrowings (repayments) of long-term debt	(4,040)	1,690
Proceeds from the issuance of shares and exercise of warrants	12,519	1
Debt issuance costs	-	(6)
Payment of stock issuance costs	(75)	-
Net cash provided by financing activities	1,947	3,421

INCREASE (DECREASE) IN CASH	956	1,037
Cash, beginning of year	297	23

Cash, end of period	$1,253	$1,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$169	$460

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS IN THE PERIOD ENDED JULY 1, 2007
NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and six months ended July 1, 2007 and July 2, 2006, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  Costs of $194 and $412, respectively, for the three and six months ended July 2, 2006 were reclassified from selling, general and administrative expenses to cost of revenues – service.  This reclassification had no effect on net loss or stockholders’ equity.

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

SFAS 157 and SFAS 159

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets at fair value and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 and SFAS 159 will have on its consolidated financial statements.

FIN 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation effective January 1, 2007. Adoption of this interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Adoption of this standard by the Company on January 1, 2007 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE C - EARNINGS PER SHARE

The Company accounts for earnings/loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive.

Components of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

Net income (loss) available for common stockholders used in basic earnings (loss) per share (A)	$213	$(1,122)	$(2,376)	$(1,908)

Interest on convertible debt	242	-	-	-

Net income (loss) available for common stockholders after assumed conversion of diluted securities (B)	$455	$(1,122)	$(2,376)	$(1,908)

Weighted average outstanding shares of common stock (C)	187,409,861	105,557,679	179,044,856	105,367,295

Dilutive effect of stock options and warrants	3,594,719	-	-	-

Dilutive effect of convertible debt	38,752,026	-	-	-

Weighted average outstanding shares of common stock and common stock equivalents (D)	229,756,606	105,557,679	179,044,856	105,367,295

Earnings (loss) per share:

Basic (A/C)	$-	$(0.01)	$(0.01)	$(0.02)

Diluted (B/D)	$-	$(0.01)	$(0.01)	$(0.02)

For the six months ended July 1, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 9,309,556 shares of common stock, subordinated debt convertible into 38,752,026 common shares, and options to purchase 1,530,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the three and six months ended July 2, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 20,614,213 shares of common stock, senior and subordinated debt convertible into 75,871,702 common shares, and options to purchase 500,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the six months ended July 1, 2007 and the three and six months ended July 2, 2006, respectively, as there were no potentially dilutive securities outstanding.

NOTE D – INVENTORY

Inventory consists of the following:
	July 1,	December 31,
	2007	2006

Raw materials	$2,981	$2,861
Work-in-process	3,632	2,761
Finished goods	2,663	2,330
	9,276	7,952
Less: allowance for slow moving and obsolete inventories	(402)	(312)
	$8,874	$7,640

NOTE E - DEBT

Long-term debt

Long-term debt consists of the following:
	July 1,	December 31,
	2007	2006

Note payable to its Stockholder, due December 2008, plus interest at prime rate less 1% (7.25% at July 1, 2007 and December 31, 2006, respectively) secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $92 and $229 at July 1, 2007 and December 31, 2006, respectively) (see note below)	2,888	3,796

Note payable to former employee in annual principal payments of $10, unsecured and without interest, due March 7, 2008	10	20

Revolving note payable in August 2008 (net of discount of $438 at December 31, 2006) with interest payable monthly at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	5,759

Term note payable in monthly principal payments of $100 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	2,000

Revolving note payable in May 2009 with interest payable monthly at 1.5% over the Wall Street Journal prime rate (9.75% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	741

Term note payable in monthly principal payments of $70 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	2,030

Capital lease obligations	40	59
	5,938	17,405
Less: current portion	2,919	8,581

	$3,019	$8,824

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

The Company reserved 11,821,108 shares of common stock for issuance upon conversion of the debentures. During the three months ended July 1, 2007, no debentures were converted into shares of common stock.  During the six months ended July 1, 2007, certain debenture holders converted $1,045 of the aggregate principal amount of the debentures into 3,069,079 shares of common stock.

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

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.001 per share. The Company has allocated warrants to purchase 4,255,601 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants is $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $38 and $50 for the three months ended, and $87 and $157 for the six months ended July 1, 2007 and July 2, 2006, respectively. In addition, for the six months ended July 1, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. Net debt issue discount at July 1, 2007 related to this instrument was $92. As of July 1, 2007, warrants to purchase 3,948,986 shares had been exercised.

The Company issued to its placement agent in the Debenture Offering, as compensation for its services, ten-year warrants to purchase 6,182,992 shares of the Company’s common stock at an exercise price of $0.001 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546. As of July 1, 2007, warrants to purchase 6,157,992 shares had been exercised.

NOTE E - DEBT (CONTINUED)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, the Company issued to its securities counsel in the Debenture Offering, as compensation for its services, 50,000 shares of the Company’s common stock, the fair value of which was $12. The summation of these debt issue costs was $2,095. Interest expense was $105 and $135 for the three months ended, and $236 and $425 for the six months ended July 1, 2007 and July 2, 2006, respectively.  In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures in the six months ended July 1, 2007. Net debt issue cost at July 1, 2007 related to these instruments was $249.

Senior Debt Financing

On January 18, 2007, the Company paid off all senior debt financing, accrued interest and prepayment penalties of $9,921, $42, and $517, respectively, upon the issuance of 62,500,000 shares of its common stock at a price of $0.20 per share. The remaining proceeds of $2,020 were used to pay for related legal costs, for general working capital purposes and to reduce accounts payable. The Company recorded a loss on the extinguishment of debt of $2,300.

On March 9, 2007, the Company obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. Borrowings under the note will be used for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime, as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if, among other things, the Company fails to make a required payment on time or when due, fails to keep the secured property insured, defaults under any other agreements with MFB Financial, is involved in any legal proceeding by a creditor for the collection of debt, becomes insolvent, or makes any misrepresentation in financial information provided to MFB Financial, or the Company does or fails to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. At July 1, 2007, there was $500 outstanding under the revolving credit agreement. Interest expense was $8 for the three and six months ended July 1, 2007.

Aggregate maturities of long-term debt for the periods subsequent to July 1, 2007 on a calendar year basis are as follows:

Year ending December 31,
2007	$23
2008	6,004
2009	3

Following is a summary of interest expense for the three and six months ended July 1, 2007 and July 2, 2006:

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Interest expense on principal	$107	$312	$342	$607

Amortization of debt issue costs	105	327	277	809

Amortization of debt discount -debentures and revolving notes payable	38	133	96	322

Total interest expense	$250	$772	$715	$1,738

NOTE F - STOCKHOLDERS’ EQUITY

Common Stock Issuance

On January 18, 2007, the Company sold 50,000,000 shares of common stock to Tontine Capital Partners, L.P. (“TCP”) and 12,500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. (“TCOMF,” and collectively with TCP referred to herein as “Tontine”) for $0.20 per share or $12,500. Proceeds were used to cover related legal fees of approximately $75 and to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10,000, including interest, plus approximately $500 in prepayment penalties. The Company used the balance of the proceeds for working capital and to reduce past due accounts payable.

The Company did not register the issuance of the shares of common stock to Tontine with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and Tontine entered into a registration rights agreement, dated January 18, 2007, pursuant to which the Company agreed to register for resale the shares issued to Tontine. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on July 13, 2007, covering the shares issued to Tontine.  This registration statement has not yet been declared effective by the SEC.

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

The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions:  expected term of 4 years, risk-free interest rate of 4.78%, volatility of 41.21% and no dividend yield.  The Company recorded compensation cost based on the grant date fair value of the award of 395,000 shares at $0.215 per share. The total cost of the grant in the amount of $33 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period. The Company recorded compensation expense related to all stock options of $7 and $1 for the three months ended, and $15 and $2 for the six months ended July 1, 2007 and July 2, 2006, respectively.

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

2005 Restricted Stock Purchase Plan

On January 19, 2007, the Company issued offers to purchase 105,000 shares of common stock at a nominal price of $0.001 per share to certain key employees.  The fair value of the restricted stock issued was estimated using the Black-Scholes valuation model and the following assumptions:  expected term, representing the restriction period of 3 years, risk-free interest rate of 4.78%, volatility of 41.21% and no dividend yield. The Company charged deferred compensation and credited additional paid-in capital in the amount of $22.  The issuance of the restricted stock was intended to lock-up key employees for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period. Compensation expense related to all restricted stock offers of $8 and $5 was recorded for the three months ended, and $16 and $10 for the six months ended July 1, 2007 and July 2, 2006, respectively.

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the "ESPP") under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the company. A total of 16,000,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. During the quarter ended July 1, 2007, 43,630 shares were purchased under the ESPP. As of July 1, 2007 there were 15,956,370 shares available for future offerings. The Company recorded compensation expense of $2 for the three and six months ended July 1, 2007.

NOTE G - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for a note payable with a balance of $10 at July 1, 2007 (see Note E). The unsecured note is payable in annual principal installments of $10 and is non-interest bearing.

Long-term debt, stockholder

The Company was indebted to its Chief Executive Officer and stockholder for a note payable with a balance of $3,000 at July 1, 2007 (see Note E). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $54 and $52 for the three months ended, and $109 and $101 for the six months ended July 1, 2007 and July 2, 2006, respectively.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $82 and $78 for the three months ended, and $164 and $162 for the six months ended July 1, 2007 and July 2, 2006, respectively.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $38 and $38 for the three months ended, and $76 and $75 for the six months ended July 1, 2007 and July 2, 2006, respectively.

In January 2007, the Company began leasing a new facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 and $45 for the three and six months ended July 1, 2007, respectively.

NOTE H - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At July 1, 2007 and December 31, 2006, approximately 19% and 21%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 22% and 19%, respectively, of gross receivables were due from entities in the railroad industry. No single customer accounted for more than 10% of gross accounts receivable at July 1, 2007 and December 31, 2006. Additionally, no single customer accounted for more than 10% of sales for the three and six months ended July 1, 2007 and July 2, 2006.

NOTE I - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At July 1, 2007 and December 31, 2006, approximately 36% and 37%, respectively of the Company’s employees were covered by collective bargaining agreements.

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

Debt

The fair value of debt differs from the carrying amount due to favorable interest terms on debt with its Chief Executive Officer and stockholder. At July 1, 2007 and December 31, 2006, the aggregate fair value of debt, with an aggregate carrying value of $6,438 and $17,405, respectively, is estimated at $7,004 and $20,633, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE K - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. Through December 31, 2006, the Company operated primarily in three segments: industrial services, electrical contracting services and diesel engine components.

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

NOTE K – SEGMENT INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended July 1, 2007 and July 2, 2006 is shown in the following tables:

2007	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months July 1, 2007 Consolidated

External revenue:
Product sales	$5,797	$-	$-	$-	$5,797
Service revenue	6,351	4,616	-	-	10,967
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	29	-	(29)	-
Depreciation included in cost of revenues	194	29	-	-	223
Gross profit	2,413	499	-	-	2,912
Other depreciation & amortization	6	6	(2)	-	10
Interest expense	54	-	196	-	250
Net income (loss)	989	126	(902)	-	213
Total assets	20,699	5,866	2,346	-	28,911
Capital expenditures	41	83	11	-	135

2006	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months July 2, 2006 Consolidated

External revenue:
Product sales	$4,771	$-	$-	$-	$4,771
Service revenue	6,046	3,669	-	-	9,715
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	34	-	(34)	-
Depreciation included in cost of revenues	134	37	-	-	171
Gross profit	2,278	574	-	(6)	2,846
Other depreciation & amortization	11	7	13	-	31
Interest expense	78	-	694	-	772
Net income (loss)	790	171	(2,083)	-	(1,122)
Total assets	21,772	3,907	4,326	-	30,005
Capital expenditures	2,771	58	14	-	2,843

NOTE K – SEGMENT INFORMATION (CONTINUED)

2007	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Six Months July 1, 2007 Consolidated

External revenue:
Product sales	$11,023	$-	$-	$-	$11,023
Service revenue	13,256	8,631	-	-	21,887
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	45	-	(45)	-
Depreciation included in cost of revenues	358	61	-	-	419
Gross profit	4,645	1,114	-	-	5,759
Other depreciation & amortization	16	13	18	-	47
Interest expense	124	-	591	-	715
Net income (loss)	1,598	332	(4,306)	-	(2,376)
Total assets	20,699	5,866	2,346	-	28,911
Capital expenditures	85	84	19	-	188

2006	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Six Months July 2, 2006 Consolidated

External revenue:
Product sales	$9,931	$-	$-	$-	$9,931
Service revenue	11,353	6,453	-	-	17,806
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	61	-	(61)	-
Depreciation included in cost of revenues	240	72	-	-	312
Gross profit	4,392	957	-	(10)	5,339
Other depreciation & amortization	18	14	25	-	57
Interest expense	127	-	1,611	-	1,738
Net income (loss)	1,559	187	(3,654)	-	(1,908)
Total assets	21,772	3,907	4,326	-	30,005
Capital expenditures	2,831	103	27	-	2,961

NOTE L - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Six months ended
	July 1, 2007	July 2, 2006

Conversion of subordinated debentures	$979	$-
Issuance of restricted stock	22	-

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

Recent Developments

On January 18, 2007, we sold 50,000,000 shares of common stock to Tontine Capital Partners, L.P. (“TCP”) and 12,500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. (“TCOMF”) for $0.20 per share or $12.5 million. We used the proceeds to retire all of the outstanding senior debt due to our senior lender, Laurus Master Fund, Ltd. (“Laurus”), as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds to pay related legal fees, for working capital and to reduce accounts payable.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing, which is three years. Unamortized debt issue costs related to the senior debt financing were charged to loss on debt extinguishment in the six months ended July 1, 2007. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which is three years. Unamortized costs related to subordinated debentures that were converted into common stock were written off against common stock in the six months ended July 1, 2007.

Warranty costs. We warrant workmanship after the sale of our products. We record an accrual for warranty costs based upon the historical level of warranty claims and our management’s estimates of future costs.

Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

Stock-based compensation. Stock-based compensation arrangements are accounted for in accordance with SFAS No. 123R, Share-Based Payments (revised 2004) (“SFAS 123R”). SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets at fair value and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 and SFAS 159 will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted this interpretation effective January 1, 2007. Adoption of this interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We adopted this interpretation effective January 1, 2007. Adoption of this interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

Three Months Ended July 1, 2007 Compared to Three Months Ended July 2, 2006

Revenues. Total revenues increased by $2.3 million or 16% to $16.8 million in 2007 from $14.5 million in 2006. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $1.3 million or 12% and construction and engineering services segment revenues of $1.0 million or 26%.

The increase in repair, remanufacturing and manufacturing segment revenue resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $0.1 million or 1% and an increase in revenue of diesel engine components of $1.2 million or 47% due to increased market share. Increases in service revenues from the acquisition of E.T. Smith Services of Alabama, Inc. (“Smith Alabama”), in May 2006, were offset by declines in revenue primarily from magnet product revenues to one specific customer. The increase in construction and engineering services revenue resulted substantially from an increase in electrical contracting services of $1.0 million or 33% due to continued market penetration and a strong local construction market. Power services’ sales were the same in 2007 and 2006.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. We expect our rates of revenue growth from existing operations in our construction and engineering services segment to slow relative to historical rates in 2007 and thereafter in light of our current market penetration and geographic markets. Revenues from our repair, remanufacturing and manufacturing segment should increase in 2007 to reflect a full year of sales from the operations acquired in May 2006 from Smith Alabama and from the growth in market share of diesel engine components.

Cost of Revenues. Total cost of revenues in 2007 was $13.9 million or 83% of total revenues compared to $11.6 million or 80% of total revenues in 2006. The increase of $2.3 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2007 was $2.9 million or 17% of total revenues compared to $2.8 million or 20% of total revenues in 2006. The increase of $0.1 million was due to increased consolidated revenues. Gross profit as a percentage of total revenue declined due to higher salaries and increases in certain operating costs such as utilities and fuel, partially offset by higher capacity utilization at the diesel engine component facility. Gross profit as a percentage of total revenue is expected to increase as capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.4 million in 2007 and 2006. Selling expenses increased 22% to $1.1 million in 2007 from $0.9 million in 2006 primarily due to higher salaries, fringe benefits and commissions related to the growth in total revenues. General and administrative expenses decreased 13% to $1.3 million in 2007 from $1.5 million in 2006, primarily due to lower professional fees.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $826 in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006 The warrant liability was reclassified to equity at December 31, 2006 upon the Company’s adoption of FSP EITF 00-19-2. Accordingly, there was no gain or loss on warrant liability for the three months ended July 1, 2007.

Interest Expense and Other Income. Interest expense decreased in 2007 to $0.3 million from $0.8 million in 2006 as a result of the payoff of all senior secured debt and the conversion of a portion of the subordinated debentures in January 2007. Interest on principal debt decreased to $0.1 million from $0.3 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased to $0.2 million from $0.5 million.

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

Net Income/Loss. Net income in 2007 was $0.2 million compared to a net loss of $1.1 million in 2006. The $1.3 million improvement was due to the loss on warrant liability recorded in 2006 and the decrease in interest expense in 2007.

Six Months Ended July 1, 2007 Compared to Six Months Ended July 2, 2006

Revenues. Total revenues increased by $5.2 million or 19% to $32.9 million in 2007 from $27.7 million in 2006. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $3.0 million or 14% and construction and engineering services segment revenues of $2.2 million or 34%.

The increase in repair, remanufacturing and manufacturing segment revenue resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $1.2 million or 7% due to our May 2006 acquisition of certain assets of Smith Alabama and an increase in revenue from sales of diesel engine components of $1.8 million or 35% due to increased market share. The increase in construction and engineering services revenue resulted from an increase in electrical contracting services of $2.0 million or 37% due to continued market penetration and a strong local construction market, and an increase in power services of $0.2 million or 17%.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. We expect our rates of revenue growth from existing operations in our construction and engineering services segment to slow relative to historical rates in 2007 and thereafter in light of our current market penetration and geographic markets. Revenues from our repair, remanufacturing and manufacturing segment should increase in 2007 to reflect a full year of sales from the operations acquired from Smith Alabama and from the growth in market share of diesel engine components.

Cost of Revenues. Total cost of revenues in 2007 was $27.2 million or 83% of total revenues compared to $22.4 million or 81% of total revenues in 2006. The increase of $4.8 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2007 was $5.8 million or 17% of total revenues compared to $5.3 million or 19% of total revenues in 2006. The increase of $0.5 million was due to increased revenues. Gross profit as a percentage of total revenue is expected to increase as capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million to $5.1 million in 2007 from $4.7 million in 2006. Selling expenses increased 22% to $2.2 million in 2007 from $1.8 million in 2006 primarily due to higher salaries, commissions and travel expenses attributable to the growth in total revenues. General and administrative expenses were $2.9 million in 2007 and 2006.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $826 in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006. The warrant liability was reclassified to equity at December 31, 2006 upon the Company’s adoption of FSP EITF 00-19-2. Accordingly, there was no gain or loss on warrant liability for the six months ended July 1, 2007.

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in the six months ended July 1, 2007 related to the payoff of all Laurus senior secured debt in January 2007.

Interest Expense and Other Income. Interest expense decreased in 2007 to $0.7 million from $1.7 million in 2006 as a result of the payoff of all Laurus senior secured debt and the conversion of a portion of the subordinated debentures. Interest on principal debt decreased to $0.3 million from $0.6 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased to $0.4 million from $1.1 million.

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

Net Loss. Net loss was $2.4 million and $1.9 million in 2007 and 2006, respectively. The increase in the net loss was due primarily to the loss on debt extinguishment offset in part by the loss on warrant liability recorded in 2006 and a decrease in interest expense.

Liquidity and Capital Resources

At July 1, 2007, we had $1.3 million of cash and approximately $11.4 million of working capital. Working capital increased approximately $7.3 million from approximately $4.1 million at December 31, 2006. The increase in working capital was due mainly to the sale of 62.5 million shares of our common stock in January 2007 for $12.4 million, less the payoff of the revolving credit line and current portion of long term debt due to Laurus of $6.5 million and $2.0 million, respectively. Our total debt to equity ratio decreased from approximately 7.4:1 to 1:1 from December 31, 2006 to July 1, 2007 due to the sale of common stock and corresponding pay off of debt, less the net loss incurred during the six months ended July 1, 2007.

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

Our net loss for the six months ended July 1, 2007 of $2.4 million included non-cash expenditures of depreciation and amortization of $0.5 million, loss on debt extinguishment of $1.8 million and amortization related to debt issue and debt discount costs of $0.3 million. Our net loss for the six months ended July 2, 2006 of $1.9 million included non-cash expenditures of depreciation and amortization of $0.4 million, loss on warrant liability of $0.8 million, and amortization of debt issue and debt discount costs of $1.1 million.

Net cash utilized by operating activities was $0.8 million for the six months ended July 1, 2007, and net cash provided by operating activities was $0.8 million for the six months ended July 2, 2006. For the six months ended July 1, 2007, net cash utilized by operations resulted from increases in inventory and decreases in accounts payable of $1.2 million and $2.1 million, respectively, offset in part by decreases in accounts receivable of $1.7 million. Accounts receivable decreased due to improved collections of past due accounts. For the six months ended July 2, 2006, net cash provided by operating activities was due in part to increases in accrued expenses and other current liabilities of $0.6 million and decreases in inventories of $0.2 million, less increases in accounts receivable of $0.5 million.

Accounts receivable and inventory may increase if sales increase. Certain of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments and service to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business. During the six months ended July 1, 2007 we paid approximately $2.0 million of past due accounts payable with a portion of the proceeds from the sale of our common stock to Tontine. We believe this will allow us to improve our vendor relations and improve the timeliness of the supply of materials and parts which will improve our ability to service our customers in a more timely fashion.

During the six months ended July 1, 2007 and July 2, 2006, net cash outflows from investing activities were $0.2 million and $3.2 million, respectively. In 2007, outflows were primarily due to the acquisition of machinery and equipment. In 2006, net cash outflows were primarily due to the acquisition of certain assets of Smith Alabama for $3.0 million and other machinery and equipment for $0.2 million.

We generated approximately $1.9 million from financing activities during the six months ended July 1, 2007, primarily from advances on our revolving line of credit of $0.5 million and the sale of approximately $12.4 million of our common stock, less the payoff of all senior secured debt of approximately $11.0 million. We generated $3.4 million from financing activities during the six months ended July 2, 2006 primarily due to financing from Laurus of $3.4 million the proceeds of which were used for the acquisition of certain assets of Smith Alabama.

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

During the six months ended July 1, 2007, debenture holders converted approximately $1.0 million of the aggregate principal amount of the subordinated debt. However, absent further exercise of the right of the debenture holders to convert out indebtedness into shares of our common stock, we will be obligated to make principal and accrued interest payments totaling approximately $3.5 million on February 28, 2008. We are uncertain whether we will generate sufficient funds from operations to make that entire payment. If not, then absent exercise of the debenture holders’ conversion rights, we will have to raise additional capital through debt or equity financing to pay off the indebtedness at its maturity. There is no assurance that we will successfully refinance the indebtedness on terms acceptable to us, or at all. If we are not successful, we would default under the debentures. To the extent that any debenture holder elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly.

If we default under the debentures, all unpaid amounts will accrue interest at a rate of 15% per year from the date of default until paid. Other remedies available to the debenture holders upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the debenture documents. As of July 1, 2007, these remedies were subject to and subordinate in right to the rights of our senior secured lender. The events of default under the debenture documents include failure to pay principal and interest when due, breach of any covenant under the debenture documents that continues unremedied for 10 days, certain events relating to bankruptcy, default under other indebtedness in a principal amount exceeding $200,000, a judgment in excess of $50,000 is levied against our assets, and other events described in the debenture documents.

The debentures contain restrictions on our ability to incur more indebtedness (other than trade debt), whether secured or unsecured, to redeem our capital stock, to issue preferred stock, and to pay dividends on any of our capital stock.

In August 2005, we entered into a $10.0 million credit facility with Laurus. In May 2006, we entered into an additional $3.7 million credit facility with Laurus. In January 2007, we paid off all amounts due Laurus with proceeds from the Tontine equity financing described below.

On January 18, 2007, we sold 50,000,000 shares of common stock to TCP and 12,500,000 shares of common stock to TCOMF for $0.20 per share or $12.5 million. Proceeds were used to cover related legal fees of approximately $0.1 million and to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds for working capital and to reduce past due accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We intend to use borrowings under the note for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if , among other things, we fail to make a required payment on time or when due, we fail to keep the secured property insured, we default under any other agreements we have with MFB Financial, we are involved in any legal proceeding by a creditor for the collection of debt, we become insolvent, we make any misrepresentation in financial information we provide to MFB Financial, or we do or fail to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. At July 1, 2007, there was $0.5 million outstanding under the revolving credit facility.

Following is a summary of fixed payments related to certain contractual obligations as of July 1, 2007 (amounts in thousands):

As of July 1, 2007:	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$6,030	$3,010	$3,020	$-	$-
Lease Obligations	3,662	1,039	1,658	722	243
Total	$9,692	$4,049	$4,678	$722	$243

We believe that our existing working capital, cash provided by operations and our existing revolving credit facility with MFB Financial, under which we had $4.5 million available as of July 1, 2007, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions and to refinance our subordinated convertible debentures when they mature in February 2008.  As of July 1, 2007, we did not have any material commitments for capital expenditures.

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

Management has based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those identified in this report and described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, that may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate market risk with respect to our debt. Our total debt as of July 1, 2007 had a carrying value of approximately $6.4 million and a fair value of approximately $7.0 million. As of July 1, 2007, 54% of our total debt was subject to variable interest rates. As of July 1, 2007, the weighted-average interest rate of our debt was 6.78%. To the extent that we refinance our existing debt or incur additional debt outside of our currently existing arrangements, we will be subject to additional interest rate market risk, which could be substantial.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, together with members of our management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that material information related to the Company and its consolidated subsidiaries required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is made known to management on a timely basis.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 18, 2007, the Company sold 50,000,000 shares of common stock to TCP and 12,500,000 shares of common stock to TCOMF for $0.20 per share or $12.5 million. Proceeds were used to cover related legal fees of approximately $0.1 million and to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. The Company used the balance of the proceeds for working capital and to reduce past due accounts payable. The Company did not register the shares of common stock issued to Tontine with the SEC under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. The Company and Tontine entered into a registration rights agreement, dated January 18, 2007, pursuant to which the Company agreed to register for resale the shares issued to Tontine. The Company filed a registration statement on Form S-1 with the SEC on July 13, 2007, covering the shares issued to Tontine.  This registration statement has not yet been declared effective by the SEC.

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of July 1, 2007, we have issued 13,856,978 shares upon the exercise of warrants, and we have received proceeds of $10,482 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.5 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 1, 2007.  At this meeting, the Company’s shareholders voted on the following two proposals:

1.	The election to the Board of Directors of the following individual to hold office for a three-year term expiring in 2010:

	Number of Votes
Director	For	Withheld	Against
William J. Schmuhl, Jr.	166,350,774	332,000	-0-

2.
The ratification of the reappointment of Asher & Company, Ltd. (“Asher”) as the independent registered public accounting firm for the Company for 2007.  The Company’s shareholders approved Asher as the independent accountants  by the following votes:

Number of Votes
For	Withheld	Against
166,602,774	80,000	-0-

ITEM 6.   EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 14, 2007	By:	/s/ Richard J. Mullin
Richard J. Mullin
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)