Form 10-Q
period 2007-09-30
MISCOR GROUP, LTD.
filed 2007-11-08
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2007, there were 188,488,472 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share and per share data)
ASSETS
	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS
Cash	$283	$297
Accounts receivable, net of allowance for doubtful accounts of $472 and $428, respectively	12,753	13,275
Inventories, net	9,456	7,640
Prepaid expenses and other current assets	1,314	1,226
Total current assets	23,806	22,438

PROPERTY AND EQUIPMENT, net	5,998	6,320

OTHER ASSETS
Deposits	102	90
Debt issue costs, net	145	2,017
Other intangibles ,net	2	2
Total other assets	249	2,109

Total Assets	$30,053	$30,867

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $-0- and $438, respectively	$750	$6,500
Current portion of long-term debt, net of discount of $53 and $-0-, respectively	2,952	2,081
Accounts payable	5,743	7,237
Accrued expenses and other current liabilities	2,706	2,532
Total current liabilities	12,151	18,350

LONG TERM LIABILITIES
Long-term debt, net of discount of $-0- and $229, respectively	15	5,824
Long-term debt, Stockholder	3,000	3,000
Total long-term liabilities	3,015	8,824

Total liabilities	15,166	27,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, no par value; 300,000,000 shares authorized; 188,488,472 and 117,285,272 shares issued and outstanding, respectively	21,930	8,459
Additional paid in capital	8,995	8,961
Deferred compensation	(45)	(47)
Accumulated deficit	(15,993)	(13,680)
Total Stockholders' equity	14,887	3,693

Total Liabilities and Stockholders' Equity	$30,053	$30,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data)
	For the 3 months ended September 30, 2007	For the 3 months ended October 1, 2006	For the 9 months ended September 30, 2007	For the 9 months ended October 1, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$6,092	$4,187	$17,115	$14,118
Service revenue	11,578	11,350	33,465	29,156
Total revenues	17,670	15,537	50,580	43,274

COST OF REVENUES
Product sales	4,399	3,188	12,476	10,769
Service revenue	10,289	9,187	29,363	24,004
Total cost of revenues	14,688	12,375	41,839	34,773

Gross Profit	2,982	3,162	8,741	8,501

Selling, general and administrative expenses	2,661	2,600	7,781	7,283

Operating income	321	562	960	1,218

Other expense
Loss on warrant liability	-	984	-	1,810
Loss on debt extinguishment	-	-	2,300	-
Interest expense	257	783	972	2,521
	257	1,767	3,272	4,331
NET INCOME (LOSS)	$64	$(1,205)	$(2,312)	$(3,113)

Basic and diluted earnings (loss) per share	$-	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic	188,161,253	108,108,389	182,083,663	106,621,866
Diluted	227,357,780	108,108,389	182,083,663	106,621,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands, except share and per share data)

	For the 9 months ended
	September 30, 2007	October 1, 2006
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net cash provided (utilized) by operating activities	$(1,885)	$1,787
INVESTING ACTIVITIES
Acquisition of business assets	-	(3,569)
Acquisition of property and equipment	(367)	(278)
Proceeds from disposal of property and equipment	3	11
Net cash utilized by investing activities	(364)	(3,836)
FINANCING ACTIVITIES
Payments on capital lease obligations	(29)	(11)
Short term borrowings, net	(6,188)	1,145
Borrowings (repayments) of long-term debt	(4,040)	1,390
Proceeds from the issuance of shares and exercise of warrants	12,567	83
Debt issuance costs	-	(156)
Payment of stock issuance costs	(75)	-
Net cash provided by financing activities	2,235	2,451
INCREASE (DECREASE) IN CASH	(14)	402
Cash, beginning of period	297	23
Cash, end of period	$283	$425
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$238	$760

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 30, 2007

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and nine months ended September 30, 2007 and October 1, 2006, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  Costs of $177 and $589, respectively, for the three and nine months ended October 1, 2006 were reclassified from selling, general and administrative expenses to cost of revenues – service.  This reclassification had no effect on net loss or stockholders’ equity.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

SFAS 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Adoption of this standard by the Company on January 1, 2007 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Components of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Net income (loss) available for common stockholders used in basic earnings (loss) per share (A)	$64	$(1,205)	$(2,312)	$(3,113)

Interest on convertible debt	242	-	-	-

Net income (loss) available for common stockholders after assumed conversion of diluted securities (B)	$306	$(1,205)	$(2,312)	$(3,113)

Weighted average outstanding shares of common stock (C)	188,161,253	108,108,389	182,083,663	106,621,866

Dilutive effect of stock options and warrants	444,501	-	-	-

Dilutive effect of convertible debt	38,752,026	-	-	-

Weighted average outstanding shares of common stock and common stock equivalents (D)	227,357,780	108,108,389	182,083,663	106,621,866

Earnings (loss) per share:
Basic (A/C)	$-	$(0.01)	$(0.01)	$(0.03)
Diluted (B/D)	$-	$(0.01)	$(0.01)	$(0.03)

For the nine months ended September 30, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 8,161,542 shares of common stock, subordinated debt convertible into 38,752,026 common shares, and options to purchase 1,475,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. For the three and nine months ended October 1, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 14,369,213 shares of common stock, senior and subordinated debt convertible into 71,421,830 common shares, and options to purchase 1,185,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the nine months ended September 30, 2007 and the three and nine months ended October 1, 2006, respectively, as there were no potentially dilutive securities outstanding.

NOTE D - INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2007	2006

Raw materials	$3,129	$2,861
Work-in-process	4,361	2,761
Finished goods	2,468	2,330
	9,957	7,952
Less: allowance for slow moving and obsolete inventories	(502)	(312)
	$9,456	$7,640

NOTE E - DEBT

Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006

Note payable to its Stockholder, due December 2008, plus interest at prime rate less 1% (6.75% at September 30, 2007 and December 31, 2006, respectively) secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $53 and $229 at September 30, 2007 and December 31, 2006, respectively)	2,927	3,796

Note payable to former employee in annual principal payments of $10, unsecured and without interest, due March 7, 2008	10	20

Revolving note payable in August 2008 (net of discount of $438 at December 31, 2006) with interest payable monthly at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	5,759

Term note payable in monthly principal payments of $100 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	2,000

Revolving note payable in May 2009 with interest payable monthly at 1.5% over the Wall Street Journal prime rate (9.75% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	741

Term note payable in monthly principal payments of $70 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	2,030

Capital lease obligations	30	59
	5,967	17,405
Less: current portion	2,952	8,581

	$3,015	$8,824

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

The Company reserved 11,821,108 shares of common stock for issuance upon conversion of the debentures. During the three months ended September 30, 2007, no debentures were converted into shares of common stock.  During the nine months ended September 30, 2007, certain debenture holders converted $1,045 of the aggregate principal amount of the debentures into 3,069,079 shares of common stock.

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

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.001 per share. The Company has allocated warrants to purchase 4,255,601 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants is $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $38 and $133 for the three months ended, and $134 and $455 for the nine months ended September 30, 2007 and October 1, 2006, respectively. In addition, for the nine months ended September 30, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. Net debt issue discount at September 30, 2007 related to this instrument was $53. As of September 30, 2007, warrants to purchase 3,948,986 shares had been exercised.

The Company issued to its placement agent in the Debenture Offering, as compensation for its services, ten-year warrants to purchase 6,182,992 shares of the Company’s common stock at an exercise price of $0.001 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546. As of September 30, 2007, warrants to purchase 6,157,992 shares had been exercised.

NOTE E - DEBT (CONTINUED)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, the Company issued to its securities counsel in the Debenture Offering, as compensation for its services, 50,000 shares of the Company’s common stock, the fair value of which was $12. The summation of these debt issue costs was $2,095. Interest expense was $105 and $344 for the three months ended, and $382 and $1,152 for the nine months ended September 30, 2007 and October 1, 2006, respectively.  In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures in the nine months ended September 30, 2007. Net debt issue cost at September 30, 2007 related to these instruments was $145.

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

On March 9, 2007, the Company obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. Borrowings under the note will be used for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime, as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if, among other things, the Company fails to make a required payment on time or when due, fails to keep the secured property insured, defaults under any other agreements with MFB Financial, is involved in any legal proceeding by a creditor for the collection of debt, becomes insolvent, or makes any misrepresentation in financial information provided to MFB Financial, or the Company does or fails to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. At September 30, 2007, there was $750 outstanding under the revolving credit agreement.  Interest is payable monthly at ½% over the Wall Street Journal prime rate (8.25% at September 30, 2007).  Interest expense was $15 and $23 for the three and nine months ended September 30, 2007.

Aggregate maturities of long-term debt for the periods subsequent to September 30, 2007 on a calendar year basis are as follows:

Year ending December 31,
2007	$4
2008	6,005
2009	11

NOTE E - DEBT (CONTINUED)

Following is a summary of interest expense for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Interest expense on principal	$114	$306	$456	$914

Amortization of debt issue costs	105	344	382	1,152

Amortization of debt discount - debentures and revolving notes payable	38	133	134	455

Total interest expense	$257	$783	$972	$2,521

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

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

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

The Company recorded compensation expense related to all stock options of $5 and $10 for the three months ended, and $20 and $12 for the nine months ended September 30, 2007 and October 1, 2006, respectively.

2005 Restricted Stock Purchase Plan

On January 19, 2007, the Company issued offers to purchase 105,000 shares of common stock at a nominal price of $0.001 per share to certain key employees.  The fair value of the restricted stock issued was estimated using the Black-Scholes valuation model and the following assumptions:  expected term, representing the restriction period of 3 years, risk-free interest rate of 4.78%, volatility of 41.21% and no dividend yield. The Company charged deferred compensation and credited additional paid-in capital in the amount of $22.  The issuance of the restricted stock was intended to lock-up key employees for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period. Compensation expense related to all restricted stock offers of $8 and $6 was recorded for the three months ended, and $24 and $16 for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the "ESPP") under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the company. A total of 16,000,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. During the three and nine months ended September 30, 2007, 99,088 and 142,718 shares were purchased under the ESPP. As of September 30, 2007 there were 15,857,282 shares available for future offerings. The Company recorded compensation expense of $18 and $20 for the three and nine months ended September 30, 2007.

NOTE G - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for a note payable with a balance of $10 at September 30, 2007 (see Note E). The unsecured note is payable in annual principal installments of $10 and is non-interest bearing.

Long-term debt, stockholder

The Company was indebted to its Chief Executive Officer and stockholder for a note payable with a balance of $3,000 at September 30, 2007 (see Note E). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $54 and $54 for the three months ended, and $163 and $155 for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $83 and $82 for the three months ended, and $247 and $244 for the nine months ended September 30, 2007 and October 1, 2006, respectively.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $38 and $38 for the three months ended, and $115 and $113 for the nine months ended September 30, 2007 and October 1, 2006 respectively.

In January 2007, the Company began leasing a new facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 and $67 for the three and nine months ended September 30, 2007 and October 1, 2006, respectively.

NOTE H - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At September 30, 2007 and December 31, 2006, approximately 19% and 21%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 22% and 19%, respectively, of gross receivables were due from entities in the railroad industry. No single customer accounted for more than 10% of gross accounts receivable at September 30, 2007 and December 31, 2006. Additionally, no single customer accounted for more than 10% of sales for the three and nine months ended September 30, 2007 and October 1, 2006.

NOTE I - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At September 30, 2007 and December 31, 2006, approximately 37% of the Company’s employees were covered by collective bargaining agreements.

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

Debt

The fair value of debt differs from the carrying amount due to favorable interest terms on debt with its Chief Executive Officer and stockholder. At September 30, 2007 and December 31, 2006, the aggregate fair value of debt, with an aggregate carrying value of $6,719 and $17,405, respectively, is estimated at $7,156 and $20,633, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE K - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. Through December 31, 2006, the Company operated primarily in three segments: industrial services, electrical contracting services and diesel engine components.

Effective January 1, 2007, the Company realigned its segment reporting and reduced the number of business segments from three to two. The former diesel engine components segment and substantially the entire former industrial services segment were combined into the repair, remanufacturing and manufacturing segment. The former electrical contracting segment and one location of the former industrial services segment, involved in the repair of electrical power distribution systems within industrial plants and commercial facilities, were combined to form the construction and engineering services segment.

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

NOTE K – SEGMENT INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 30, 2007 and October 1, 2006 is shown in the following tables:

2007	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months Sept. 30, 2007 Consolidated

External revenue:
Product sales	$6,092	$-	$-	$-	$6,092
Service revenue	7,521	4,057	-	-	11,578
Intersegment revenue:					-
Product sales	-	-	-	-	-
Service revenue	-	27	-	(27)	-
Depreciation included in cost of revenues	169	31	-	-	200
Gross profit	2,661	321	-	-	2,982
Other depreciation & amortization	4	7	11	-	22
Interest expense	54	-	203	-	257
Net income (loss)	1,122	(39)	(1,019)	-	64
Total assets	22,533	5,988	1,532	-	30,053
Capital expenditures	160	4	15	-	179

2006	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months Oct. 1, 2006 Consolidated

External revenue:
Product sales	$4,187	$-	$-	$-	$4,187
Service revenue	6,617	4,733	-	-	11,350
Intersegment revenue:					-
Product sales	-	-	-	-	-
Service revenue	-	43	-	(43)	-
Depreciation included in cost of revenues	152	39	-	-	191
Gross profit	2,304	866	-	(8)	3,162
Other depreciation & amortization	7	9	22	-	38
Interest expense	145	-	638	-	783
Net income (loss)	608	480	(2,293)	-	(1,205)
Total assets	20,857	3,627	4,052	-	28,536
Capital expenditures	73	4	3	-	80

NOTE K – SEGMENT INFORMATION (CONTINUED)

2007	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Nine Months Sept. 30, 2007 Consolidated

External revenue:
Product sales	$17,115	$-	$-	$-	$17,115
Service revenue	20,777	12,688	-	-	33,465
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	72	-	(72)	-
Depreciation included in cost of revenues	527	92	-	-	619
Gross profit	7,306	1,435	-	-	8,741
Other depreciation & amortization	20	20	29	-	69
Interest expense	178	-	794	-	972
Net income (loss)	2,720	293	(5,325)	-	(2,312)
Total assets	22,533	5,988	1,532	-	30,053
Capital expenditures	245	88	34	-	367

2006	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Nine Months Oct. 1, 2006 Consolidated

External revenue:
Product sales	$14,118	$-	$-	$-	$14,118
Service revenue	17,970	11,186	-	-	29,156
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	104	-	(104)	-
Depreciation included in cost of revenues	392	111	-	-	503
Gross profit	6,696	1,823	-	(18)	8,501
Other depreciation & amortization	25	23	47	-	95
Interest expense	272	-	2,249	-	2,521
Net income (loss)	2,167	667	(5,947)	-	(3,113)
Total assets	20,857	3,627	4,052	-	28,536
Capital expenditures	2,754	107	30	-	2,891

NOTE L - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Three months ended		Nine months ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2007	2006	2007	2006

Conversion of subordinated debentures	$-	$-	$979	$-
Issuance of restricted stock	-	-	22	-

Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	-	-	-	384
Conversion of revolving note to common stock	-	729	-	729

NOTE M – SUBSEQUENT EVENT

On October 19, 2007 the Company acquired 100% of the outstanding shares of Ideal Consolidated, Inc. (“Ideal”) under a Stock Purchase Agreement for $952 paid at closing. The Company funded the acquisition with borrowings from its senior debt financing. Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through December 31, 2006, we operated in three segments:  industrial services, electrical contracting services, and diesel engine components.

Effective January 1, 2007, we realigned our segment reporting and reduced the number of business segments from three to two. The former diesel engine components segment and substantially the entire former industrial services segment were combined into the repair, remanufacturing and manufacturing segment. The former electrical contracting segment and one location of the former industrial services segment involved in the repair of electrical power distribution systems within industrial plants and commercial facilities were combined to form the construction and engineering services segment.

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

On October 19, 2007 the Company acquired 100% of the outstanding shares of Ideal Consolidated, Inc. (“Ideal”) under a Stock Purchase Agreement for $952 paid at closing. The acquisition was funded with borrowings from our senior debt financing. Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems. The financial results of Ideal will be included in the construction and engineering services segment.

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

Revenues from Martell Electric, LLC’s electrical contracting business are recognized on the percentage-of-completion method in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, measured by the percentage of cost incurred to date to estimated total costs to complete for each contract. Costs incurred on electrical contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on electrical contracts are recorded as part of other current liabilities.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing, which is three years. Unamortized debt issue costs related to the senior debt financing were charged to loss on debt extinguishment in the nine months ended September 30, 2007. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which is three years. Unamortized costs related to subordinated debentures that were converted into common stock were written off against common stock in the nine months ended September 30, 2007.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended October 1, 2006

Revenues. Total revenues increased by $2.2 million or 14% to $17.7 million in 2007 from $15.5 million in 2006. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $2.8 million or 26% offset by a decrease in construction and engineering services segment revenues of $.7 million or 14%.

The increase in repair, remanufacturing and manufacturing segment revenue resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $1.6 million or 19% and an increase in revenue of diesel engine components of $1.2 million or 50% due to increased market share. The decrease in construction and engineering services revenue resulted substantially from a decrease in revenues from power distribution systems. Electrical contracting revenues were the same in 2007 and 2006.

To continue to grow our business segments at historical rates, we believe we must continue to make strategic business acquisitions. We make no assurance, however, that we will be able to identify, acquire and successfully integrate additional companies to achieve such growth. We expect our rates of revenue growth from existing operations in our construction and engineering services segment to slow relative to historical rates in 2007 and thereafter in light of our current market penetration and geographic markets. Revenues from our repair, remanufacturing and manufacturing segment should increase in 2007 to reflect a full year of sales from the operations acquired in May 2006 from E.T. Smith Services of Alabama, Inc. (“Smith Alabama”), and from the growth in market share of diesel engine components.

Cost of Revenues. Total cost of revenues in 2007 was $14.7 million or 83% of total revenues compared to $12.4 million or 80% of total revenues in 2006. The increase of $2.3 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2007 was $3.0 million or 17% of total revenues compared to $3.2 million or 20% of total revenues in 2006. The decrease in gross profit of $0.2 million and 3% as a percentage of total revenues was due to a decline in profitability in the electrical contracting services segment related to a few large contracts. Gross profit as a percentage of total revenue is expected to increase as capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.7 million in 2007 compared to $2.6 million in 2006. Selling expenses increased 10% to $1.1 million in 2007 from $1.0 million in 2006 primarily due to higher salaries, fringe benefits and commissions related to the growth in total revenues. General and administrative expenses were $1.6 million in 2007 and 2006.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $984 in 2006, related to the issuance of warrants as part of financing transactions in August 2005 and May 2006 with our former senior secured lender, Laurus Master Fund, Ltd. (“Laurus”). The warrant liability was reclassified to equity at December 31, 2006 upon the Company’s adoption of FSP EITF 00-19-2. Accordingly, there was no gain or loss on warrant liability for the three months ended September 30, 2007.

Interest Expense and Other Income. Interest expense decreased in 2007 to $0.3 million from $0.8 million in 2006 as a result of the payoff of all senior secured debt and the conversion of a portion of the subordinated debentures in January 2007. Interest on principal debt decreased to $0.1 million from $0.3 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased to $0.1 million from $0.5 million.

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

Net Income/Loss. Net income in 2007 was $0.1 million compared to a net loss of $1.2 million in 2006. The $1.3 million improvement was due to the loss on warrant liability recorded in 2006 and the decrease in interest expense in 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended October 1, 2006

Revenues. Total revenues increased by $7.3 million or 17% to $50.6 million in 2007 from $43.3 million in 2006. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $5.8 million or 18% and construction and engineering services segment revenues of $1.5 million or 13%.

The increase in repair, remanufacturing and manufacturing segment revenue resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $2.9 million or 12% due to our May 2006 acquisition of certain assets of Smith Alabama and an increase in revenue from sales of diesel engine components of $2.9 million or 38% due to increased market share. The increase in construction and engineering services revenue resulted from an increase in electrical contracting services of $2.0 million or 22% due to continued market penetration and a strong local construction market, offset by a decrease in power services of $0.5 million or 25%.

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

Cost of Revenues. Total cost of revenues in 2007 was $41.8 million or 83% of total revenues compared to $34.8 million or 80% of total revenues in 2006. The increase of $7.0 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2007 was $8.7 million or 17% of total revenues compared to $8.5 million or 20% of total revenues in 2006. The increase of $0.2 million was due to increased revenues. The decrease in gross profit as a percentage of total revenues was due to lower margins in revenues from motors and magnets, and electrical contracting services, partially offset by higher margins in diesel engine components revenue. Gross profit as a percentage of total revenue is expected to increase as capacity utilization increases. However, gross profit, as a percentage of revenue, could increase or decrease if the sales mix between segments changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million or 7% to $7.8 million in 2007 from $7.3 million in 2006. Selling expenses increased 14% to $3.2 million in 2007 from $2.8 million in 2006 primarily due to higher salaries, commissions and travel expenses attributable to the growth in total revenues. General and administrative expenses were $4.6 million in 2007 compared to $4.5 million in 2006.

Loss on Warrant Liability. In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $1.8 million in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006. The warrant liability was reclassified to equity at December 31, 2006 upon the Company’s adoption of FSP EITF 00-19-2. Accordingly, there was no gain or loss on warrant liability for the nine months ended September 30, 2007.

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in the nine months ended September 30, 2007 related to the payoff of all Laurus senior secured debt in January 2007.

Interest Expense and Other Income. Interest expense decreased in 2007 to $1.0 million from $2.5 million in 2006 as a result of the payoff of all Laurus senior secured debt and the conversion of a portion of the subordinated debentures. Interest on principal debt decreased to $0.5 million from $0.9 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased to $0.5 million from $1.6 million.

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

Net Loss. Net loss was $2.3 million and $3.1 million in 2007 and 2006, respectively. The decrease in the net loss was due primarily to decreases in the loss on warrant liability and interest expense recorded in 2006, offset in part by the loss on debt extinguishment in 2007.

Liquidity and Capital Resources

At September 30, 2007, we had $0.3 million of cash and approximately $11.7 million of working capital.   Working capital increased approximately $7.6 million from approximately $4.1 million at December 31, 2006. The increase in working capital was due mainly to the sale of 62.5 million shares of our common stock in January 2007 for $12.4 million, less the payoff of the revolving credit line and current portion of long term debt due to Laurus of $6.5 million and $2.0 million, respectively. Our total debt to equity ratio decreased from approximately 7.4:1 to 1:1 from December 31, 2006 to September 30, 2007 due to the sale of common stock and corresponding pay off of debt, less the net loss incurred during the nine months ended September 30, 2007.

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

Our net loss for the nine months ended September 30, 2007 of $2.3 million included non-cash charges of depreciation and amortization of $0.7 million and loss on debt extinguishment of $2.3 million. Our net loss for the nine months ended October 1, 2006 of $3.1 million included non-cash expenditures of depreciation and amortization of $0.6 million, loss on warrant liability of $1.8 million, and amortization of debt issue and debt discount costs of $1.6 million.

Net cash utilized by operating activities was $1.9 million for the nine months ended September 30, 2007, and net cash provided by operating activities was $1.8 million for the nine months ended October 1, 2006. For the nine months ended September 30, 2007, net cash utilized by operations resulted from increases in inventory and decreases in accounts payable of $1.8 million and $1.5 million, respectively, offset in part by decreases in accounts receivable of $0.4 million. Accounts receivable decreased due to improved collections of past due accounts. For the nine months ended October 1, 2006, net cash provided by operating activities was due in part to increases in accrued expenses and other current liabilities of $0.7 million and decreases in inventories of $0.4 million, less increases in accounts receivable of $0.6 million.

Accounts receivable and inventory may increase if sales increase. Certain of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments and service to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business. During the nine months ended September 30, 2007 we paid approximately $2.0 million of past due accounts payable with a portion of the proceeds from the sale of our common stock to Tontine. We believe this will allow us to improve our vendor relations and improve the timeliness of the supply of materials and parts which will improve our ability to service our customers in a more timely fashion.

During the nine months ended September 30, 2007 and October 1, 2006, net cash outflows from investing activities were $0.4 million and $3.8 million, respectively. In 2007, outflows were primarily due to the acquisition of machinery and equipment. In 2006, net cash outflows were primarily due to the acquisition of certain assets of Smith Alabama for $3.6 million and other machinery and equipment for $0.3 million.

We generated approximately $2.2 million from financing activities during the nine months ended September 30, 2007, primarily from advances on our revolving line of credit of $0.8 million and the sale of approximately $12.4 million of our common stock, less the payoff of all senior secured debt of approximately $11.0 million. We generated $2.5 million from financing activities during the nine months ended October 1, 2006 primarily due to financing from Laurus of $3.4 million the proceeds of which were used for the acquisition of certain assets of Smith Alabama, less payments of notes payable and long term debt.

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

During the nine months ended September 30, 2007, debenture holders converted approximately $1.0 million of the aggregate principal amount of the subordinated debt. However, absent further exercise of the right of the debenture holders to convert out indebtedness into shares of our common stock, we will be obligated to make principal and accrued interest payments totaling approximately $3.5 million on February 28, 2008. We are uncertain whether we will generate sufficient funds from operations to make that entire payment. If not, then absent exercise of the debenture holders’ conversion rights, we will have to raise additional capital through debt or equity financing to pay off the indebtedness at its maturity. There is no assurance that we will successfully refinance the indebtedness on terms acceptable to us, or at all. If we are not successful, we would default under the debentures. To the extent that any debenture holder elects to convert principal and accrued interest into common stock, our obligation to repay the principal and accrued interest at maturity decreases accordingly.

If we default under the debentures, all unpaid amounts will accrue interest at a rate of 15% per year from the date of default until paid. Other remedies available to the debenture holders upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on our assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the debenture documents. As of September 30, 2007, these remedies were subject to and subordinate in right to the rights of our senior secured lender. The events of default under the debenture documents include failure to pay principal and interest when due, breach of any covenant under the debenture documents that continues unremedied for 10 days, certain events relating to bankruptcy, default under other indebtedness in a principal amount exceeding $200,000, a judgment in excess of $50,000 is levied against our assets, and other events described in the debenture documents.

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

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We intend to use borrowings under the note for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if , among other things, we fail to make a required payment on time or when due, we fail to keep the secured property insured, we default under any other agreements we have with MFB Financial, we are involved in any legal proceeding by a creditor for the collection of debt, we become insolvent, we make any misrepresentation in financial information we provide to MFB Financial, or we do or fail to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. At September 30, 2007, there was $0.75 million outstanding under the revolving credit facility.

Following is a summary of fixed payments related to certain contractual obligations as of September 30, 2007 (amounts in thousands):

As of September 30, 2007:	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	$6,020	$3,005	$3,015	$-	$-
Lease Obligations	3,392	1,045	1,580	493	274
Total	$9,412	$4,050	$4,595	$493	$274

We believe that our existing working capital, cash provided by operations and our existing revolving credit facility with MFB Financial, under which we had $4.25 million available as of September 30, 2007, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We will need, however, to raise additional debt or equity capital to fund any future business acquisitions and to refinance our subordinated convertible debentures when they mature in February 2008.  As of September 30, 2007, we did not have any material commitments for capital expenditures.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate market risk with respect to our debt. Our total debt as of September 30, 2007 had a carrying value of approximately $6.7 million and a fair value of approximately $7.2 million. As of September 30, 2007, 55% of our total debt was subject to variable interest rates. As of September 30, 2007, the weighted-average interest rate of our debt was 6.85%. To the extent that we refinance our existing debt or incur additional debt outside of our currently existing arrangements, we will be subject to additional interest rate market risk, which could be substantial.

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

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of September 30, 2007, we have issued 15,004,992 shares upon the exercise of warrants, and we have received proceeds of $88,787 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.6 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

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

MISCOR GROUP, LTD.

November 8, 2007	By:	/s/ Richard J. Mullin
Richard J. Mullin
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications