Form 10-K
period 2007-12-31
MISCOR GROUP, LTD.
filed 2008-03-31
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $20,217,473. The registrant does not have any non-voting common equity securities.

As of March 24, 2008, there were 11,710,376 shares outstanding of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

- INDEX –

i

ii

PART I

ITEM 1. BUSINESS

Overview

We provide electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. We currently operate in two business segments:

•
Repair, Remanufacturing and Manufacturing – We provide maintenance and repair services to the electric motor industry, repairing, manufacturing, and remanufacturing industrial lifting magnets for the steel and scrap industries and power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities, and offshore drilling industries.

•	Construction and Engineering Services – We provide a wide range of electrical and mechanical contracting services, mainly to industrial, commercial, and institutional customers.

Historically we operated in three business segments: (1) industrial services, (2) diesel engine components and (3) electrical contracting services.  However, in an effort to provide industrial solutions across our diverse end markets and better serve our customers, effective January 1, 2007, we realigned our business segments into the two segments described above. The re-alignment clarified our business model to current and potential customers. The former diesel engine components segment and substantially all of the former industrial services segment were combined into the repair, remanufacturing and manufacturing segment. The former electrical contracting segment and one location of the former industrial services segment involved in the repair of electrical power distribution systems within industrial plants and commercial facilities were combined to form the construction and engineering services segment.

To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

We began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we have expanded the nature of our operations as well as our geographic presence, which now includes additional locations in Indiana and locations in Alabama, Maryland, New York, Ohio, Washington and West Virginia. In April 2004, we reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, we changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.

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

In March 2005, we began our diesel engine components business by acquiring certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. In June 2005, we opened a sales office in Seattle, Washington. In this segment of our business, we manufacture, remanufacture, repair and engineer power assemblies, engine parts and other components related to large diesel engines for the rail, utilities, marine and offshore drilling industries.

In May 2006, we acquired substantially all of the assets of E.T. Smith Services of Alabama, Inc. (“Smith Alabama”). Smith Alabama provided electric motor repair, preventative maintenance and refurbishment for industrial companies such as utilities and manufacturers. The operating results of this business are included with the repair, remanufacturing and manufacturing segment.

In October 2007, we acquired 100% of the outstanding shares of Ideal Consolidated, Inc. (“Ideal”). Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems.  The financial results of Ideal are included in the construction and engineering services segment.

In November 2007, our wholly-owned subsidiary, Magnetech Industrial Services, Inc. (“Magnetech”), acquired all of the issued and outstanding units of membership interest in 3-D Service, Ltd. (“3-D”). 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment. The financial results of 3-D are included in the repair, remanufacturing and manufacturing segment.

In January 2008, we acquired 100% of the outstanding shares of American Motive Power, Inc. (“AMP”). AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotives and locomotive engines as well as providing related goods and services to the railroad industry.  Financial results will be included in the repair, remanufacturing and manufacturing segment.

Business Strategy

Our objective is to be a leading provider of integrated mechanical and electrical products and services to industry. To achieve that, we intend to grow our existing business segments and add complimentary businesses, both through acquisitions and internal sales growth.

Employees

At February 24, 2008, we had 670 full-time employees, of which 147 were salaried and 523 were hourly. At that date, approximately 32% of our employees were covered by collective bargaining agreements with several trade unions. All of the union employees are currently working under collective bargaining agreements. We believe our relations with our employees to be good. Two collective bargaining agreements representing 21% of our employees expire in 2008.

Segment Information

Through December 31, 2006, we operated in three reportable revenue generating segments: industrial services; electrical contracting services; and diesel engine components. See Note O to our consolidated financial statements beginning at page 62 for a summary of the financial information concerning our three former reportable segments as of and for the two years ended December 31, 2007 and 2006. As noted earlier in this report, effective January 1, 2007, we combined our industrial services, diesel engine components and electrical contracting services segments into (1) the repair, remanufacturing and manufacturing segment and (2) the construction and engineering services segment. We have not restated the financial information for our former three business segments for earlier periods. The following table summarizes financial information concerning our two new reportable segments as of and for the years ended December 31, 2007 and 2006 (amounts in thousands). Corporate administrative and support services are not allocated to the segments but are presented separately.

	Year Ended December 31,
	2007	2006
Revenues:
Repair, remanufacturing and manufacturing	$51,734	$43,220
Construction and engineering services	21,634	17,800
Corporate	-0-	-0-
Elimination	(118)	(266)
Consolidated	$73,250	$60,574

Gross Profit:
Repair, remanufacturing and manufacturing	$9,631	$8,444
Construction and engineering services	2,653	2,782
Corporate	-0-	-0-
Elimination	(118)	(79)
Consolidated	$12,166	$11,147

Net income (loss):
Repair, remanufacturing and manufacturing	$3,332	$2,295
Construction and engineering services	903	1,146
Corporate	(6,258)	(6,102)
Consolidated	$(2,023)	$(2,661)

	As of December 31,
	2007	2006

Total assets:
Repair, remanufacturing and manufacturing	$69,017	$22,058
Construction and engineering services	10,677	5,786
Corporate	3,505	3,023
Elimination	(23,652)	-0-
Consolidated	$59,547	$30,867

The following table summarizes the financial information concerning our three former reportable segments as of and for the years ended December 31, 2007 and 2006 (amounts in thousands).

	Year Ended December 31,
	2007	2006

Revenues:
Industrial services	$38,528	$37,228
Electrical contracting	21,634	14,120
Diesel engine components	13,206	9,672
Corporate	-0-	-0-
Elimination	(118)	(266)
Consolidated	$73,250	$60,754

Gross Profit:
Industrial services	$6,455	$7,977
Electrical contracting	2,653	1,942
Diesel engine components	3,176	1,307
Corporate	-0-	-0-
Elimination	(118)	(79)
Consolidated	$12,166	$11,147

Net Income (loss):
Industrial services	$1,481	$2,661
Electrical contracting	903	868
Diesel engine components	1,851	(88)
Corporate	(6,258)	(6,102)
Consolidated	$(2,023)	$(2,661)

	As of December 31,
	2007	2006

Total assets:
Industrial services	$63,138	$17,250
Electrical contracting	10,677	5,352
Diesel engine components	5,879	5,242
Corporate	3,505	3,023
Elimination	(23,652)	-0-
Consolidated	$59,547	$30,867

Following is additional information regarding our two new business segments.

Repair, Remanufacturing and Manufacturing Segment

We have organized our repair, remanufacturing and manufacturing segment into three primary business groups: the Motor Group; the Magnet Group; Rail Services Group. To supplement the services provided by these groups, we provide on-site equipment maintenance and education and training services.

Principal Products, Services, Markets and Distribution

Our Motor Group provides maintenance and repair services for both alternating current (AC) and direct current (DC) electric motors. Our customers operate in a broad range of major industries, including steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive and power generation.

Our Magnet Group repairs and manufactures industrial lifting magnets. Our customers include scrap yards, steel mills and steel processing centers. Based on industry experience and market information, we believe that we are one of the largest magnet repair operations in the United States and one of the top three manufacturers of industrial lifting magnets in the United States based on revenue for 2007.

Our Rail Services Group manufactures, remanufactures, repairs and engineers power assemblies, engine parts and other components related to large diesel engines. These engines typically are used to power railroad locomotives and marine engines and as back-up power supplies in power and utility plants and in the oil and gas industries. We provide an integrated approach to help our customers minimize disruptions to their operations by applying state-of-the-art technology and up-to-date knowledge and education. Through both proactive programs and emergency evaluations, our skilled professionals test, analyze, maintain, repair and replace power distribution equipment to maximize reliable and safe operation.

The repair, remanufacturing and manufacturing segment accounted for approximately 71% of total consolidated revenues for the years ended December 31, 2007 and 2006, respectively.

Hatch & Kirk Acquisition

In March 2005, we acquired certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. This acquisition launched the Rail Services Group and the diesel engine components business of our repair, remanufacturing and manufacturing segment, which is conducted through HK Engine Components, LLC.

Smith Alabama Acquisition

In May 2006, we acquired substantially all of the assets of Smith Alabama.  Smith Alabama provided electric motor repair, preventive maintenance and refurbishment for industrial companies such as utilities and manufacturers.

3-D Acquisition

In November 2007, our wholly-owned subsidiary, Magnetech, acquired all of the issued and outstanding units of membership interest in 3-D. 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment primarily in the steel, utilities and wind energy industries.

AMP Acquisition

In January 2008, we acquired 100% of the outstanding shares of AMP. AMP is engaged in the business of repairing, remanufacturing and rebuilding locomotives and locomotive engines as well as providing related goods and services to the railroad industry.

Marketing and Customers

The products and services comprising our repair, remanufacturing and manufacturing segment are marketed principally by personnel based at our nine locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services.

At December 31, 2007, we had approximately 500 customers in this segment with active accounts. Our largest customers include International Steel Group, CSX Transportation, USS Corporation, Mittal Steel, Kansas City Southern Railroad, and Beta Steel. Our diesel engine components customers include companies that use, manufacture or distribute diesel engines and related components for the rail, utilities, maritime and offshore drilling industries. No customer of our repair, remanufacturing and manufacturing segment accounted for 10% or more of our consolidated revenues during the years ended December 31, 2007 or 2006.

Business Strategy

We seek to continue to strengthen and broaden our position as a provider of outsourced maintenance and repair, industrial education and training and complimentary services to the industries we serve throughout the United States.  In addition, our strategy is to expand into other geographic markets throughout the world, particularly with respect to the remanufacture and repair of Electro Motive Diesel power assemblies, and develop power assembly solutions for additional engine manufacturers. To achieve these objectives, we are pursuing the following business strategies:

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

•
Cross-Sell Services.  The sales staff, operations managers and business development personnel of each of our business segments are familiar with the capabilities of the other segment. We train our personnel to identify cross-selling opportunities and integrate the breadth of our services into each bid proposal. This provides the customer a more comprehensive portfolio of services and provides us with the opportunity to increase our sales per customer.

•
Acquire Complimentary Service Businesses.  We evaluate, on an ongoing basis, potential acquisitions of complimentary businesses in an effort to further strengthen and broaden our service offerings, and to expand our customer base and geographic presence.

Raw Materials

The principal raw materials used in our Motor and Magnet Groups are steel, aluminum and various flexible materials. The principal raw materials used in our diesel engine components business are scrap and raw steel, aluminum, alloys and molds. Certain raw materials are obtained from a number of commercial sources at prevailing prices and we do not depend on any single supplier for any substantial portion of raw materials. However, it is sometimes difficult to obtain adequate quantities of scrap steel and alloys at competitive prices. The cost to deliver scrap steel can limit the geographic areas from which we can obtain this material. We attempt to minimize this risk by stocking adequate levels of key components. However, we may encounter problems at times in obtaining the raw materials necessary to conduct our diesel engine components business.

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

In the magnet market, there are four other principal suppliers of magnets based in the United States: Walker Magnetics Group; Ohio Magnetics, Inc.; Winkle Magnetics; and City Machine Technologies, Inc. We believe that we are one of the largest magnet repair operations in the United States, and one of the top three manufacturers of industrial lifting magnets, based on revenues for 2007.

Our two largest competitors in the diesel engine components market are General Electric and the former Electro Motive Diesel division of General Motors Corporation. We believe we are the largest supplier of diesel engine components in the United States that is not an original equipment manufacturer, based on revenues for the year ended December 31, 2007. There are a number of smaller competitors.

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

Foreign Sales

Our diesel engine components business derives a significant portion of its revenues from foreign customers. Foreign sales for the years ended December 31, 2007 and 2006 were $3.7 million or 7%, and $2.7 million or 6% of the total revenues of this segment, respectively. Revenues from sales to foreign customers are denominated in U.S. dollars.

Backlog

At December 31, 2007, the backlog of our repair, remanufacturing and manufacturing segment was approximately $9.9 million compared to $4.4 million at December 31, 2006. The increase is due to the acquisition of 3-D on November 30, 2007 and an increase in the backlog for diesel engine components. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

With respect to our Motor and Magnet Groups, our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. In our diesel engine components group, our customers typically pay within 30 to 60 days from the date of shipment, while some foreign customers typically pay within 90 days. Therefore, we must have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. We believe that our present working capital position, combined with forecasted cash flows and borrowing capacity as well as the net proceeds from the recent private offerings of our securities, will be sufficient to meet our working capital requirements and contractual obligations for at least the next 12 months. For further discussion of our borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note F of the notes to our consolidated financial statements.

Seasonality and Quarterly Fluctuations

Our revenues from the Motor and Magnet Groups may be affected by the timing of scheduled outages at our industrial customers’ facilities and by weather conditions with respect to projects conducted outdoors, but the effects of seasonality on revenues in our diesel engine components business are insignificant. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period.

Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

Construction and Engineering Services Segment

Principal Products, Services, Markets and Distribution

We provide electrical and mechanical contracting services to a variety of customers throughout northern Indiana and southwest Michigan on a contract and fee basis. These services include maintenance and repair services primarily for industrial, commercial and institutional operations, and engineering and repair services for electrical power distribution systems within industrial and commercial facilities. The segment’s services are intended to assist our customers in avoiding critical equipment or system downtime.

In October 2007, we acquired 100% of the outstanding shares of Ideal. Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems. Our construction and engineering services business accounted for 29% of consolidated revenues for the years ended December 31, 2007 and 2006, respectively.

Marketing and Customers

Our customers include general contractors, real estate developers, commercial businesses, government agencies, manufacturers and institutions. No customer of our construction and engineering services business accounted for 10% or more of our consolidated revenues during the years ended December 31, 2007 or 2006.

Business Strategy

Our strategy is to expand our construction and engineering services business in northern Indiana and southwest Michigan through competitive advantages realized from alliances with suppliers, cross-selling opportunities developed from alliances with or acquisitions of local mechanical, control and integration contractors, and exploiting opportunities presented in our other business segments.

Raw Materials

The principal raw materials used in our construction and engineering services segment are steel, copper and petroleum-based materials. Raw materials are obtained from a number of commercial sources at prevailing prices and we do not depend on any single supplier for any substantial portion of raw materials.

Competition

We believe we are one of the three largest construction and engineering services providers in our geographic market, based on sales for 2007. In addition, we compete against several smaller companies that provide similar construction and electrical engineering services. Certain collective bargaining agreements to which we are a party limit our ability to compete on price with lower-cost, non-union contractors.

Backlog

At December 31, 2007, the backlog of our construction and engineering services segment was approximately $20.4 million compared to $5.2 million at December 31, 2006. The increase is due to the acquisition of Ideal in October 2007 and the addition of a few large electrical contracts in the second half of 2007.  Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders and contractual agreements upon which work has not commenced. Contracts included in the backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in the backlog will not be modified, canceled or delayed.

Working Capital

Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Most contracts with general contractors and real estate developers allow the customer to retain generally between 5% and 10% of each progress billing until the contract is completed, inspected and approved. Therefore, we must have sufficient working capital to permit us to undertake our services, and to carry the appropriate inventory level of spare parts and equipment, throughout the duration of a project. We believe that our present working capital position, combined with forecasted cash flows and borrowing capacity as well as the net proceeds from the recent private offerings of our securities, will be sufficient to meet our working capital requirements and contractual obligations for at least the next 12 months. For further discussion of our borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note F of the notes to our consolidated financial statements.

Seasonality and Quarterly Fluctuations

Our revenues from our construction and engineering services segment may be affected by weather conditions with respect to projects conducted outdoors. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Further, our revenues may be affected by the cyclical nature of the construction industry which is impacted by the local economy and interest rates. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We conduct our business from fifteen locations in the United States. We lease facilities in South Bend, Elkhart, Hammond, Indianapolis and Merrillville, Indiana; Boardman, Cincinnati and Massillon, Ohio; Mobile and Saraland, Alabama; Little Rock, Arkansas; Hagerstown, Maryland; North Dansville, New York; Seattle, Washington; and Huntington, West Virginia. Our leases have terms expiring at various times through November 2017, with annual base rental payments ranging from $51,000 to $540,000. We own our facilities in Weston, West Virginia and Saraland, Alabama.

The Elkhart facility and one of the South Bend facilities are used in the construction and engineering services segment of our business. The other facilities are used in the repair, remanufacturing and manufacturing segment of our business. We maintain our executive offices at our South Bend facility.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space would be available on commercially reasonable terms as needed to accommodate any expansion of our operations.

We lease our facilities in South Bend and Hammond, Indiana, Boardman, Ohio and Mobile, Alabama from several limited liability companies, all of which are indirectly owned by John A. Martell, our Chairman, Chief Executive Officer and President. We lease a facility in South Bend for the electrical contracting business from a limited liability company owned by Mr. Martell’s adult children. We lease our Hagerstown, Maryland facility from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HK Engine Components, LLC, is a partner. We lease our Massillon, Ohio facility from a limited liability company of which BDeWees, Inc. is a member. Bernard L. DeWees, President of Magnetech, is a beneficial owner of BDeWees, Inc. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this report.

ITEM 3.   LEGAL PROCEEDINGS

We are periodically involved in ordinary routine litigation incidental to our business. In our opinion, there are no material pending legal proceedings the resolution of which is expected to have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock became eligible to trade on the OTC Bulletin Board on August 1, 2006, under the symbol MCGL. In connection with a 1-for-25 reverse stock split of our common stock which became effective on January 14, 2008 (the “Reverse Stock Split”), our common stock now is traded on the OTC Bulletin Board under a new symbol, MIGL. The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated, as adjusted to give retroactive effect to the Reverse Stock Split. Sales price information consists of quotations by dealers making a market in our common stock and may not necessarily represent actual transactions. As a result, the sales price information for our common stock reflects inter-dealer prices without any mark-ups, mark-downs or commissions. In addition, trading in our common stock is limited in volume and may not be a reliable indication of its market value.

	High	Low
Fiscal year 2006:
3rd quarter ended 10/1/06 *	$17.50	$10.00
4th quarter ended 12/31/06	$10.00	$4.25

Fiscal year 2007:
1st quarter ended 4/1/07	$14.25	$4.50
2nd quarter ended 7/1/07	$13.50	$8.75
3rd quarter ended 9/30/07	$11.75	$5.25
4th quarter ended 12/31/07	$16.75	$5.25

*beginning August 1, 2006

As of March 24, 2008, there were 11,710,376 shares of common stock outstanding and approximately 82 shareholders of record. Our common stock was held by approximately 828 beneficial owners as of such date. In addition, as of that date we had outstanding:

•	warrants to acquire up to 312,369 shares of our common stock at fixed exercise prices ranging from $0.0025 to $8.50 per share;

•	a subordinated note convertible into 1,200,000 shares of our common stock based on aggregate indebtedness of $3,000,000 then outstanding and a fixed conversion price of $2.50 per share; and

•	options issued under our 2005 Stock Option Plan to acquire 60,800 shares of our common stock at exercise prices ranging from $5.375 to $8.575 per share.

In 2008, we issued shares of our common stock upon conversion of $2.69 million in subordinated debentures at a conversion price of $8.512316 per share and redeemed the remaining outstanding debentures for approximately $0.3 million cash, including interest.

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

Unregistered Sales of Equity Securities

Effective January 19, 2007, we issued options under our 2005 Stock Option Plan to acquire 350,000 shares of our common stock to four executive officers and certain key employees at an exercise price of $0.215 per share (which, after giving effect to the Reverse Stock Split, was adjusted to 14,000 shares at an exercise price of $5.375 per share), of which 35,000 have been forfeited (1,400 after giving effect to the Reverse Stock Split).  The options, which expire five years after the grant date, are exercisable in 25% cumulative increments on and after the first four anniversaries of the grant date. Also effective January 19, 2007, we issued 105,000 shares of restricted common stock to two executive officers and two key employees pursuant to accepted offers to acquire the stock at a nominal price of $0.001 per share pursuant to our Restricted Stock Purchase Plan (which, after giving effect to the Reverse Stock Split, was adjusted to 4,200 shares at a price of $0.025 per share). The foregoing grants of options and purchase offers and the related issuance of shares were exempt from registration under the Securities Act in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of December 31, 2007, we have issued 15,004,992 shares upon the exercise of warrants (600,200 after giving effect to the Reverse Stock Split), and we have received proceeds of $88,787 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.7 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

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

Overview

We provide electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. We currently operate in two business segments:

•
Repair, Remanufacturing and Manufacturing – We provide maintenance and repair services to the electric motor industry, repairing, manufacturing and remanufacturing industrial lifting magnets for the steel and scrap industries and power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities, and offshore drilling industries.

•	Construction and Engineering Services – We provide a wide range of electrical and mechanical contracting services, mainly to industrial, commercial, and institutional customers.

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

In May 2006, we acquired substantially all of the assets of Smith Alabama. Smith Alabama provided electric motor repair, preventative maintenance and refurbishment for industrial companies such as utilities and manufacturers. The operating results of this business are included with the repair, remanufacturing and manufacturing segment.

On January 18, 2007 we sold 50,000,000 shares of common stock to Tontine Capital Partners, L.P. (“TCP”) (2,000,000 shares after giving effect to the Reverse Stock Split) and 12,500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. (“TCOMF,” and collectively with TCP, “Tontine”) (500,000 shares after giving effect to the Reverse Stock Split) for $0.20 per share ($5.00 per share after giving effect to the Reverse Stock Split) or $12.5 million. We used the proceeds to retire all of the outstanding senior debt due to our senior lender, Laurus Master Fund, Ltd. (“Laurus”), as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds for working capital and to reduce accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We used borrowings under the note for capital expenditures, to acquire Ideal and for working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal.

In October 2007, we acquired 100% of the outstanding shares of Ideal.  Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems.  The financial results of Ideal are included in the construction and engineering services segment.

In November 2007, our wholly-owned subsidiary, Magnetech, acquired all of the issued and outstanding units of membership interest in 3-D. 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment.  The financial results of 3-D are included in the repair, remanufacturing and manufacturing segment.

On November 30, 2007 we sold 66,666,667 shares of common stock to TCP (2,666,667 shares after giving effect to the Reverse Stock Split) and 16,666,666 shares of common stock to TCOMF (666,667 shares after giving effect to the Reverse Stock Split) for $0.24 per share ($6.00 per share after giving effect to the Reverse Stock Split) or $20.0 million. Proceeds were used to fund the acquisition of 3-D for $16.7 million and to retire all amounts due to our senior lender under a revolving credit facility as of that date in the amount of $2.02 million, including interest. We used the balance of the proceeds for working capital.

On January 14, 2008, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility is comprised of a $1,250,000 real estate term note and a $13,750,000 revolving note.  On January 16, 2008, we borrowed $7,500,000 under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP.

In January 2008, we acquired all of the issued and outstanding capital stock of AMP. AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotive engines as well as providing related goods and services to the railroad industry.  Financial results will be included in the repair, remanufacturing and manufacturing segment.

In 2008, certain debenture holders exercised their options under the debenture offering to convert $2,690,000 into 316,013 shares of our common stock at a price of $8.512316 per share (Notes F and Q). In accordance with the provisions of the debenture offering, the debenture holders did not receive any payment of accrued interest.  In 2008, we redeemed the remaining outstanding debentures in the amount of $342,000 including interest of $52,000.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the year ended December 31, 2006 include our accounts and those of our wholly-owned subsidiaries, Magnetech, Martell Electric, LLC, HK Engine Components, LLC, and Magnetech Industrial Services of Alabama, LLC. The consolidated financial statements for the year ended December 31, 2007 also include the accounts of Ideal and 3-D for the three months and one month ended December 31, 2007, respectively. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition. Revenue in our repair, remanufacturing and manufacturing segment consists primarily of product sales and service of industrial magnets, electric motors and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based on specific identification of customer accounts deemed to be uncollectible and historical experience. Our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101 and No. 104.

Revenues from Martell Electric, LLC’s electrical contracting business and Ideal’s mechanical contracting business are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs to complete for each contract. Costs incurred on electrical contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on electrical and mechanical contracts are recorded as part of other current liabilities.

Earnings per share. We account for loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted loss per common share.  Basic loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive.

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

 Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Additionally, on January 1, 2007, we adopted FASB Interpretation No. 48.

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

In December 2007, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 110, Year-end Relief for Stock Option Expensing, extending the availability of SAB No. 107 beyond its original deadline of December 31, 2007. SAB No. 107 provides a simplified method for estimating the expected term of a “plain vanilla” option. SAB No. 110 will permit eligible public companies to use a simplified method for estimating stock option expense if they have inadequate historical experience to provide a reasonable basis for estimating the expected term of an option grant. Specifically, the Staff will accept the following simplified method for “plain vanilla” options: expected term = (vesting term + original contractual term)/2. Under the Financial Accounting Standard that requires the expensing of employee stock options, companies may rely on algorithms such as the widely used Black-Scholes-Merton model to determine the amount of stock option expense. This model, as well as other models used, requires companies to estimate the expected term of option grants.  The Company adopted the "plain vanilla" option for estimating the expected term of stock options under SAB 107 and, accordingly, does not believe the adoption of SAB 110 will have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. We expect that SFAS No. 141(R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets at fair value and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 157 and SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 and SFAS 159 will have on our consolidated financial statements.

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

 In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Adoption of this standard did not have a material impact on our consolidated financial statements.

Operating Results

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Total revenues increased by $12.5 million or 21% to $73.3 million in 2007 from $60.8 million in 2006. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $8.5 million or 20% and construction and engineering services segment revenue of $4.0 million or 23%.

The increase in repair, remanufacturing and manufacturing segment revenue resulted from an increase in product sales in 2007 to $22.3 million, which was $4.2 million or 23% higher than product sales of $18.1 million in 2006 and to a $4.3 million increase in service revenues in 2007 to $29.4 million, an 18% increase over service revenues of $25.1 million in 2006. The $4.2 million increase in product sales was due primarily to a $3.5 million increase in diesel engine components. The $4.3 million increase in service revenues was due mainly to increases in motor repair and testing and maintenance services. The acquisition of 3-D accounted for $0.2 million and $1.3 million of the increase in product sales and service revenues, respectively.

The increase in construction and engineering services segment revenue in 2007 of $4.0 million resulted primarily from a strong local construction market and the acquisition of Ideal which accounted for $2.8 million of the total increase.

Cost of Revenues. Total cost of revenues in 2007 was $61.1 million or 83% of total revenues compared to $49.6 million or 82% of total revenues in 2006. The increase of $11.5 million in cost of revenues was due primarily to the overall increase in our total revenue. The increase in cost of revenues as a percentage of revenues was due to lower margins in motor and magnets product sales and services revenues and construction and engineering services revenues, offset in part by improved margins in diesel engine component product sales.

Gross Profit. Total gross profit in 2007 was $12.2 million or 17% of total revenues compared to $11.1 million or 18% of total revenues in 2006. The increase of $1.1 million was due to increased revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.6 million in 2007 from $9.9 million in 2006. Selling expenses increased 13% to $4.3 million in 2007 from $3.8 million in 2006 primarily due to higher salaries and commissions required to support the growth in total revenues. Selling expenses were 5.9% and 6.0% of total revenues in 2007 and 2006, respectively. General and administrative expenses increased 3% to $6.3 million in 2007 from $6.1 million in 2006. General and administrative expenses were 8.6% and 9.8% of total revenues for 2007 and 2006, respectively.

Income from Operations. Income from operations increased $0.3 million and 25% from $1.2 million in 2006 to $1.5 million in 2007.

Loss on Warrant Liability.  In accordance with EITF 00-19 and EITF 05-4, we incurred a loss on warrant liability of $0.5 million in 2006, related to the issuance of warrants as part of the Laurus financings in August 2005 and May 2006, which we further describe below under “Liquidity and Capital Resources.”

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in 2007 related to the payoff of all Laurus senior secured debt in January 2007.

Interest Expense and Other Income. Interest expense decreased in 2007 to $1.3 million from $3.4 million in 2006. Interest on principal debt decreased to $0.6 million in 2007 from $1.2 million in 2006 due to lower outstanding balances and interest rates. Amortization of debt issue costs were $0.5 million in 2007 compared to $1.5 million in 2006. Amortization of debt discount costs on debentures and senior revolving debt was $0.2 million in 2007 compared to $0.7 million in 2006. Amortization of debt issue costs and debt discount costs decreased due to the payoff of all Laurus debt and the partial conversion of convertible debentures in the first quarter of 2007.

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

Net Loss. Net loss was $2.0 million and $2.7 million in 2007 and 2006, respectively. The decrease in the net loss of $0.7 million was due primarily to higher sales and lower interest expense, partially offset by higher selling, general and administrative expenses and the loss on debt extinguishment.

Liquidity and Capital Resources for the Years Ended December 31, 2007 and 2006

At December 31, 2007 we had $2.8 million of cash and approximately $17.8 million of working capital. Working capital increased $13.7 million from approximately $4.1 million at December 31, 2006. The increase in cash and working capital primarily resulted from the total sale of common stock to Tontine of $32.5 million less the payoff of the revolving credit facility and the impact of the acquisitions of Ideal and 3-D in 2007.

 We have incurred operating losses since we began operations in 2000. The operating losses were due to start up costs, including start up costs associated with acquisitions, underutilized operating capacity, the loss on debt extinguishment and costs incurred to build a corporate infrastructure sufficient to support increasing sales from existing operations and acquisitions for the foreseeable future. We funded these accumulated operating losses, increases in working capital, contractual obligations, acquisitions and capital expenditures with investments and advances from our majority stockholder ($7.2 million), a private debt offering ($4.0 million), private equity offerings ($35.2 million), trade credit and bank loans.

 Our net loss for the year ended December 31, 2007 of $2.0 million included non-cash expenditures of depreciation and amortization of $1.0 million and amortization related to debt issue and debt discount costs of $2.6 million.

 Net cash utilized in operating activities was $2.2 million for the year ended December 31, 2007 compared to net cash provided by operating activities of $.5 million in 2006.

 In 2007, net cash provided from loss before interest, taxes, depreciation and amortization of approximately $1.6 million was reduced primarily by an increase in net inventories of $1.4 million, an increase in prepaid expenses and other current assets of $0.3 million, a reduction in accounts payable of $1.2 million and a reduction in accrued expenses and other current liabilities of $1.1 million. Inventories of long, lead-time items increased to support increasing revenues from customers in the rail industry. Past due accounts payable were reduced with proceeds from the sale of common stock to Tontine.

In 2006, net cash provided from loss before interest, taxes, loss on warrant liability and depreciation and amortization of approximately $0.9 million was reduced primarily from an increase in accounts receivable of $3.7 million, a decrease in inventories of $1.0 million and an increase in accounts payable and accrued expenses of $1.5 million and $0.8 million, respectively. Accounts receivable increased due to higher sales and a slowdown in collections at year end. Inventory declined, despite higher sales, as a result of improved inventory turnover. Several of our trade accounts payable have extended beyond the terms allowed by the applicable vendors.

While we were able to reduce past due accounts payable in 2007, certain vendors continue to place us on credit hold or cash in advance which could result in delays in receipt of necessary materials and parts. Further, in January 2008 we acquired 100% of the common stock of AMP for $7.5 million in cash and $3.5 million in common stock. AMP had incurred operating losses from inception in 2005 through 2007 and may continue to incur losses and utilize cash in 2008. This may result in the increase in past due accounts payable and further delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments to our customers. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business.

In 2007 we acquired 100% of the common stock of Ideal for $0.3 million and 100% of the members’ interest in 3-D for $16.7 million. In addition, we acquired machinery and equipment totaling $0.6 million. In 2006, we acquired certain assets from Smith Alabama for $3.6 million and we also acquired machinery and equipment of $0.4 million.

We generated $21.7 million from financing activities in 2007 from the sale of common stock of $32.6 million, less the repayment of the revolving credit agreement and long-term debt totaling $11.0 million. We generated $3.7 million from financing activities in 2006 primarily from the Laurus financing of $3.4 million for the acquisition in May 2006.

From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bear interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders do not elect to convert their debentures. Each debenture holder has the option to convert principal and accrued interest under the debentures into shares of our common stock at a fixed conversion price of $8.512316 per share. In 2007, certain debenture holders elected to convert the principal amount of $1.045 million for 122,764 shares of our common stock. In 2008, debentures in the amount of $2.69 million were converted into 316,013 shares of our common stock. In 2008, we paid off the remaining debenture holders for $0.3 million, including accrued interest.

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

As part of the financing, we paid Laurus $133,000 in cash and issued Laurus warrants for 15,000 shares of our common stock with an exercise price of $0.25 per share.

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

In June 2005, the Emerging Issues Task Force released EITF Issue No. 05-4. EITF 05-4 addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. EITF 05-4 specifically provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its “best efforts” to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor.

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

On January 18, 2007 we sold 2,000,000 shares of common stock to TCP and 500,000 shares of common stock to TCOMF for $5.00 per share or $12.5 million (amounts stated after giving effect to the Reverse Stock Split). Proceeds were used to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds for working capital and to reduce past due accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We used borrowings under the note for capital expenditures, to acquire Ideal and for working capital purposes. Interest is payable monthly at ½% over prime as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if , among other things, we fail to make a required payment on time or when due, we fail to keep the secured property insured, we default under any other agreements we have with MFB Financial, we are involved in any legal proceeding by a creditor for the collection of debt, we become insolvent, or make any misrepresentation in financial information we provide to MFB Financial, or we do or fail to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. In December 2007, we paid off the revolving credit facility in the amount of $2.0 million, including interest, with proceeds from the November 30, 2007 equity financing described below.

On November 30, 2007, we sold 2,666,667 shares of common stock to TCP and 666,666 shares of common stock to TCOMF for $6.00 per share or $20.0 million (amounts stated after giving effect to the Reverse Stock Split). Proceeds were used to fund the acquisition of 3-D for $16.7 million and to retire all amounts due to our senior lender under a revolving credit facility as of that date in the amount of $2,020,000 including interest of $5,000. We used the balance of the proceeds for working capital.

On January 14, 2008, we entered into a credit facility with Wells Fargo. The credit facility is comprised of a $1,250,000 real estate term note and a $13,750,000 revolving note. On January 16, 2008, we borrowed $7,500,000 million under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP.

The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on our assets; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in our subsidiaries. The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments. The revolving note bears interest at an annual rate of either (i) the

Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10,000, plus interest, beginning on the first day of the month following receipt of the advance.

We have promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2.0 million, $2.0 million and $3.0 million, respectively, and secured convertible debentures issued to various investors (together, the “Subordinated Indebtedness”). Subordination agreements have been executed that subordinate our obligations under the Subordinated Indebtedness to the Wells Fargo credit facility.

If we default under our obligations to Wells Fargo, then the interest on the outstanding principal balance of each note will increase by 3% until the default is cured or waived.  Other remedies available to Wells Fargo upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on the assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents.

We may prepay the term note at any time, subject to certain prepayment penalties.  With respect to the revolving note, we may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of our eligible construction related trade receivables up to $2,000,000 and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $13,750,000 less any reserves established by Wells Fargo.

We believe that our existing working capital, cash provided by operations and our existing credit facility with Wells Fargo, under which we had all $1.5 million available as of March 12, 2007, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We also believe that we will be able to improve relationships with our vendors and ensure a more steady supply of parts and materials. We may, however, need to raise additional debt or equity capital to fund certain future business acquisitions. As of December 31, 2007, we did not have any material commitments for capital expenditures.

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

Off-Balance Sheet Transactions

As of December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “could,” “estimate” or “plan” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Management has based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause our actual results to differ materially from those anticipated or implied in the forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
MISCOR Group, Ltd. and Subsidiaries
South Bend, Indiana

We have audited the accompanying consolidated balance sheets of MISCOR Group, Ltd. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 28, 2008

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$2,807	$297
Accounts receivable, net of allowance for doubtful accounts of $669 for 2007 and $428 for 2006	17,233	13,275
Inventories, net	10,884	7,640
Prepaid expenses	299	204
Other current assets	1,707	1,022
Total current assets	32,930	22,438

PROPERTY AND EQUIPMENT, net	10,125	6,320

OTHER ASSETS
Deposits and other assets	182	90
Goodwill	8,003	-
Debt issue costs, net	40	2,017
Customer relationships, net	7,568	-
Other intangible assets, net	699	2
Total other assets	16,492	2,109

Total Assets	$59,547	$30,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving credit line, net of discount of $-0- in 2007 and $438 in 2006	$-	$6,500
Current portion of long term debt, net of discount of $15 in 2007 and $-0- in 2006	3,036	2,081
Accounts payable	7,530	7,237
Accrued expenses	3,903	2,152
Other current liabilities	655	380
Total current liabilities	15,124	18,350

LONG TERM LIABILITIES
Long-term debt, net of discount of $-0- in 2007 and $229 in 2006	4,195	5,824
Long-term debt, Stockholder	3,000	3,000
Total long term liabilities	7,195	8,824

Total liabilities	22,319	27,174

Commitments and Contingencies

STOCKHOLDERS' EQUITY
MISCOR Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-

MISCOR Common stock, no par value; 12,000,000 shares authorized;issued and outstanding 11,129,012 shares at December 31, 2007 and 4,691,410 at December 31, 2006	43,967	8,459
Additional paid in capital	9,019	8,961
Deferred compensation	(55)	(47)
Accumulated deficit	(15,703)	(13,680)
Total stockholders' equity	37,228	3,693

Total Liabilities and Stockholders' Equity	$59,547	$30,867

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006
REVENUES
Product sales	$22,270	$18,083
Service revenue	50,980	42,671
Total revenues	73,250	60,754

COST OF REVENUES
Product sales	16,316	13,891
Service revenue	44,768	35,716
Total cost of revenues	61,084	49,607

Gross profit	12,166	11,147

Selling, general and administrative expenses	10,649	9,900

Income from operations	1,517	1,247

Other income (expense)
Loss on warrant liability	-	(508)
Loss on debt extinguishment	(2,300)	-
Interest expense	(1,259)	(3,404)
Other income	19	4
	(3,540)	(3,908)

NET LOSS	$(2,023)	$(2,661)

Basic and diluted loss per common share	$(0.26)	$(0.61)

Weighted average number of common shares	7,652,061	4,370,570

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	MISCOR
			Additional
		Common	Paid-in-	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

Balances, December 31, 2005	4,184,358	$7,659	$8,840	$(57)	$(11,436)	$5,006

Issuance of MISCOR common stock in connection exercise of stock warrants	341,596	8				8

Issuance of MISCOR common stock in connection exercise of stock options	10,000	63				63

Conversion of Senior debt into MISCOR common stock	153,456	729				729

Issuance of MISCOR common stock in connection with 2005 Restricted Stock Plan	2,000		12	(12)		-

Amortization of deferred compensation				22		22

Stock based compensation			18			18

Reclassify warrant liability to equity per adoption of FSP EITF 00-19-2			91		417	508

Loss - 2006					(2,661)	(2,661)

Balances, December 31, 2006	4,691,410	$8,459	$8,961	$(47)	$(13,680)	$3,693

Issuance of MISCOR common stock in connection exercise of stock warrants	215,456	9	(8)			1

Issuance of MISCOR common stock in connection exercise of stock options	2,000	13				13

Conversion of Subordinate debentures into MISCOR common stock	122,764	979				979

Issuance of MISCOR common stock in connection with 2005 Restricted Stock Plan	6,200	-	40	(40)		-

Amortization of deferred compensation				32		32

Stock based compensation			26			26

Issuance of MISCOR common stock in connection with acquisition of 3-D Services, Ltd.	247,678	2,000				2,000

Sale of MISCOR common stock, net of issuance costs of $75	5,833,333	32,425				32,425

Issuance of MISCOR common stock in connection with 2005 Employee Stock Purchase Plan	10,171	82				82

Loss - 2007					(2,023)	(2,023)

Balances, December 31, 2007	11,129,012	$43,967	$9,019	$(55)	$(15,703)	$37,228

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	Years ended December 31,
	2007	2006

OPERATING ACTIVITIES
Net loss	$(2,023)	$(2,661)
Adjustments to reconcile net loss to net cash provided by (utilized in) operating activities:
Fair value of warrant liability	-	508
Depreciation and amortization	1,028	862
Bad debts	150	251
Inventory reserve	264	195
Loss (gain) on sale of assets	(3)	1
Amortization of stock-based compensation plans	58	40
Amortization of debt issuance costs and debt discount	2,579	2,195
Changes in:
Accounts receivable	(124)	(3,733)
Inventories	(1,447)	804
Prepaid expenses and other current assets	(334)	(176)
Deposits and other non-current assets	(78)	(1)
Accounts payable	(1,175)	1,497
Accrued expenses and other current liabilities	(1,123)	761

Net cash provided by (utilized in) operating activities	(2,228)	543

INVESTING ACTIVITIES
Acquisition of business assets, net of cash acquired	(16,384)	(3,569)
Acquisition of property and equipment	(567)	(449)
Proceeds from disposal of property and equipment	4	11

Net cash utilized in investing activities	(16,947)	(4,007)

FINANCING ACTIVITIES
Short term repayments, net	(6,938)	-
Payments on capital lease and installment obligations	(33)	(18)
Proceeds from the issuance of shares and exercise of warrants	2	8
Payments of stock issuance costs	(75)	-
Repayment of long term debt, bank	(4,065)	(1,080)
Proceeds from the issuance of term notes	200	2,100
Proceeds from the issuance of revolving note, net	-	2,821
Debt issuance costs - term and revolving notes	-	(156)
Proceeds from sale of common stock	32,594	63

Net cash provided by financing activities	21,685	3,738

INCREASE IN CASH	2,510	274

Cash, beginning of year	297	23

Cash, end of year	$2,807	$297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$1,009	$933

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Magnetech Integrated Services Corp. (the “Company” or “MISCOR”), an Indiana Corporation, was organized in April 2004 as a holding company for Magnetech Industrial Services, Inc. (“MIS”) and its wholly owned subsidiary Martell Electric, LLC.  Upon the Company’s formation in April 2004, the sole stockholder of MIS contributed all 40 issued and outstanding shares of MIS common stock in exchange for 3,178,000 shares of MISCOR common stock.  The exchange of shares has been accounted for as a recapitalization of the Company (“Recapitalization”). In September 2005, the Company changed its name to MISCOR Group, Ltd. In 2006, Martell Electric, LLC became a wholly owned subsidiary of MISCOR.

As discussed in Note Q, on November 30, 2007, the Company’s board of directors approved a 1 for 25 reverse stock split of the Company’s common stock. The reverse stock split became effective on January 14, 2008 by the filing of articles of amendment to the Company’s Amended and Restated Articles of Incorporation.  Under Indiana state law, the reverse stock split did not require shareholder approval.  The effect of this reverse stock split has been retroactively reflected throughout the consolidated financial statements, including these notes to the consolidated financial statements.

MIS, an Indiana corporation, is an industrial services company which through its nine operating facilities, provides maintenance and repair services to the electric motor industry, repairs and manufactures industrial lifting magnets, provides engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities, provides on-site services related to all services offered by MIS, and provides custom and standardized training in the area of industrial maintenance.

Martell Electric, LLC, provides electrical contracting services to institutions, and commercial business.

In May 2006, MIS acquired certain operating assets of Smith Services of Alabama, Inc. from Smith Services, Inc. and formed a subsidiary, Magnetech Industrial Services of Alabama, LLC (“Magnetech of Alabama”). Magnetech of Alabama provides maintenance and repair services to the electric motor industry, and engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities. In January 2007, Magnetech of Alabama was merged into MIS.

In October 2007, MISCOR acquired 100% of the outstanding shares of Ideal Consolidated, Inc. (“Ideal”). Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems.

In November 2007, MIS acquired all of the issued and outstanding units of membership interest in 3-D Service, Ltd. (“3-D”). 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment.

The Company’s customers are primarily located throughout the United States of America.  The Company operates from sixteen locations in Alabama, Indiana, Ohio, West Virginia, Washington and Maryland.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of consolidation

The consolidated financial statements for the year ended December 31, 2006 include the accounts of MISCOR and its wholly owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, HKEC and Magnetech of Alabama.   The consolidated financial statements for the year ended December 31, 2007 also include the accounts of Ideal and 3-D for the three months and one month ended December 31, 2007, respectively. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  Costs of $732 for the year ended December 31, 2006 were reclassified from selling, general and administrative expenses to cost of revenues – service.  This reclassification had no effect on net loss or stockholders’ equity.

Concentration of credit risk

The Company maintains its cash primarily in bank deposit accounts.  The Federal Deposit Insurance Corporation insures these balances up to $100 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

Inventory

The Company values inventory at the lower of cost or market.  Cost is determined by the first-in, first-out method. The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and slow-moving goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Debt issue costs

Costs incurred by the Company to secure senior debt financing are capitalized and amortized over the term of the senior debt financing agreement which is three years. In January 2007, the Company paid off all senior debt financing and recorded the unamortized debt issue costs of $1,354 as loss on extinguishment of debt. (Note F).

Costs incurred by the Company to secure subordinated debenture financing are capitalized and amortized over the term of the subordinated debentures which initially was two years. However, in April 2006, the debenture holders agreed to extend the maturity date one year from February 28, 2007 to February 28, 2008. Accordingly, the balance of debt issue costs is being amortized through February 28, 2008. During 2007, debenture holders converted $1,045 of the aggregate principal of the subordinated debt. In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion (Note F).

Amortization of debt issue costs, recorded as a charge to interest expense, was $486 and $1,492 for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007 and 2006, accumulated amortization of deferred financing fees was $1,510 and $2,536, respectively.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

Revenues from Martell Electric, LLC’s electrical contracting business and Ideal’s mechanical contracting business are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total costs to complete for each contract.  Costs incurred on electrical and mechanical contracts in excess of customer billings are recorded as part of other current assets.  Amounts billed to customers in excess of costs incurred on electrical and mechanical contracts are recorded as part of other current liabilities.

Advertising costs

Advertising costs are expensed when incurred, except for costs associated with direct-response advertising, which are capitalized and amortized over the expected period of future benefits.  Advertising expense was $141 and $138 for the years ended December 31, 2007 and 2006 respectively.  There were no direct-response advertising costs reported as assets at December 31, 2007 and 2006.

Warranty costs

The Company warrants workmanship after the sale of its products and services.  An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, on January 1, 2007, the Company adopted FASB Interpretation No. 48 (see New Accounting Standards in Note A).

Stock based compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (revised 2004) (“SFAS 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, "Accounting for Stock Issued to Employees", to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award -- the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS 123R in Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”). SAB 107 provides guidance on valuing options. SFAS 123R became effective for the Company's fiscal year beginning January 1, 2006. Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the Modified Prospective Approach. See Note G for further detail regarding the adoption of this standard.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
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

For the year ended December 31, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 326,461 shares of common stock, senior and subordinated debt convertible into 1,550,081 common shares, and options to purchase 61,600 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.

For the year ended December 31, 2006, the Company’s common stock equivalents, consisting of warrants to purchase 550,450 shares of common stock, senior and subordinated debt convertible into 2,992,151 common shares, and options to purchase 47,400 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.  The interpretation is effective immediately for variable interest entities created after February 1, 2003.  In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN-46(R)”). FIN 46(R), among other things, deferred the effective date of implementation for certain entities. The Company adopted FIN 46(R) in 2004.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entities (continued)

The Company is involved with JAM Fox Investments LLC, which qualifies as a variable interest entity. The variable interest entity is 100% owned by the CEO of the Company. The Company’s involvement with the entity began on August 3, 2001, and is limited to lease agreements for the use of four of its facilities. The entity was formed for the purpose of acquiring real estate, and its activities primarily relate to the leasing of such real estate to the Company. Management has determined that the Company is not the primary beneficiary, thus no consolidation is required. As of December 31, 2007, total assets and liabilities of JAM Fox Investments LLC were $1,507 and $988, respectively. Management does not believe that the Company has any exposure to loss resulting from its involvement with JAM Fox Investments LLC as of December 31, 2007.

New Accounting Standards

FSP EITF 00-19-2

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. In accordance with the provisions of this FSP, the Company has elected early adoption and has reclassified its warrant liability to equity (See Note F).

SAB 110

In December 2007, the SEC released new SAB No. 110, Year-end Relief for Stock Option Expensing, extending the availability of Staff Accounting Bulletin No. 107 beyond its original deadline of December 31, 2007. SAB 107 provides a simplified method for estimating the expected term of a “plain vanilla” option. SAB 110 will permit eligible public companies to use a simplified method for estimating stock option expense if they have inadequate historical experience to provide a reasonable basis for estimating the expected term of an option grant. Specifically, the Staff will accept the following simplified method for “plain vanilla” options: expected term = (vesting term + original contractual term)/2. Under the Financial Accounting Standard that requires the expensing of employee stock options, companies may rely on algorithms such as the widely used Black-Scholes-Merton model to determine the amount of stock option expense. This model, as well as other models used, requires companies to estimate the expected term of option grants. The Company adopted the “plain vanilla” option for estimating the expected term of stock options under SAB 107 and, accordingly, does not believe the adoption of SAB 110 will have a material impact on the Company’s consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (continued)

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008. Accordingly, any business combinations will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder’s election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 157 and SFAS No. 159

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets at fair value and to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 157 and SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 and SFAS No. 159 will have on its consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (continued)

FIN 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. FIN 48 the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

NOTE B – ACQUISITIONS

On October 19, 2007 the Company acquired 100% of the outstanding shares of common stock of Ideal in a transaction accounted for using the purchase method. Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems. The effective date of the acquisition was October 1, 2007 and, accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. The aggregate purchase price of $1,025, which included $952 paid in cash at closing plus costs of acquisition of $73, was allocated to assets acquired and liabilities assumed based on their estimated fair values at the effective date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions. The allocation of the purchase price was as follows:

Current assets	$2,509
Property, plant and equipment	213
Other assets	12
Goodwill	633
Current liabilities	(2,333)
Long-term liabilities	(9)
$1,025

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE B – ACQUISITIONS (CONTINUED)

On November 30, 2007 the Company acquired 100% of the outstanding shares of common stock of 3-D in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment. The aggregate purchase price was $22,812, including $16,700 paid in cash at closing plus costs of acquisition of $112, $4,000 in notes payable on November 30, 2010 and 247,678 shares of MISCOR common stock valued at $8.075 per share, or $2,000.

The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions and an independent valuation of the property, plant and equipment and intangible assets. The allocation of the purchase price was as follows:

Current assets	$5,250
Property, plant and equipment	4,020
Other assets	3
Goodwill	7,370
Customer relationships	7,600
Technical libarary	700
Current liabilities	(2,131)
$22,812

In May 2006, the Company acquired certain business assets of Smith Services of Alabama, Inc. in a transaction accounted for using the purchase method. Accordingly, the results of operations from these net assets acquired are included in the Company’s consolidated financial statements from that date forward. The acquisition of net assets was made for the purpose of expanding the Company’s market penetration into the industrial services segment. The aggregate purchase price was $3,569, and was allocated to assets acquired based on their estimated fair values at the date of acquisition. The purchase price consideration consisted of cash of $2,987 at closing, which paid for all inventory, property, plant and equipment. The balance of $582, representing the accounts receivable purchased less accounts payable assumed, was paid in July 2006.

The allocation of the purchase price was as follows:

Accounts receivable	$1,116
Inventory	224
Property, plant and equipment	2,613
Accounts payable	(384)
$3,569

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE B – ACQUISITIONS (CONTINUED)

The following table presents the unaudited results of operations of the Company as if all of the acquisitions had been consummated as of January 1, 2006.

	Years ended December 31,
	2007	2006
Revenues	$97,829	$90,150
Net income (loss)	$(221)	$508
Basic earnings (loss) per share	$(0.03)	$0.12
Diluted earnings (loss) per share	$(0.03)	$0.11

NOTE C - INVENTORY

Inventory consists of the following:

	December 31,
	2007	2006
Raw materials	$5,197	$2,861
Work-in-process	4,846	2,761
Finished goods	1,608	2,330
	11,651	7,952
Less: allowance for slow moving and obsolete inventories	(767)	(312)
	$10,884	$7,640

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2007	2006

Land and building	$1,800	$1,800
Leasehold improvements	414	343
Machinery and equipment	8,626	4,819
Construction in progress	259	220
Vehicles	1,475	939
Office and computer equipment	1,052	714
	13,626	8,835
Less accumulated depreciation	(3,501)	(2,515)
	$10,125	$6,320

Depreciation expense was $993 and $861 for years ended December 31, 2007 and 2006, respectively.

NOTE E – INTANGIBLE ASSETS

Intangible assets consist of patents and trademarks, technical library and customer relationships, and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the patents and trademarks, or the expected life of the technical library and customer relationships which range from 10 to 20 years. As a result of the Company’s acquisition of 3-D on November 30, 2007, the Company acquired a technical library for $700 and customer relationships for $7,600, which have 20 year useful lives. Amortization of intangible assets was $35 and $1 for the years ending December 31, 2007 and 2006, respectively. We do not believe there is any significant residual value associated with intangible assets. Intangible assets consist of the following:

	December 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Patents and trademarks	$4	$(2)	$2	$4	$(2)	$2
Technical library	700	(3)	697	-	-	-
Customer relationships	7,600	(32)	7,568	-	-	-
Total intangible assets	$8,304	$(37)	$8,267	$4	$(2)	$2

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE E – INTANGIBLE ASSETS (CONTINUED)

The estimated future amortization expense related to intangible assets at December 31, 2007 is as follows:

Years Ending December 31,	Amount

2008	$416
2009	416
2010	415
2011	415
2012	415
Thereafter	6,190
Total	$8,267

NOTE F - DEBT

Line of credit

In March 2007, the Company obtained a $5 million revolving credit facility from a bank secured by accounts receivable. Proceeds were used for capital expenditures, working capital and the acquisition of 100% of the common stock of Ideal for $952 in October 2007. Interest is payable monthly at ½% over the Wall Street Journal prime rate. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. The line was paid off in full in December 2007 with proceeds from the sale of MISCOR common stock in November 2007.

Long-term debt

Long-term debt consists of the following:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

	December 31,
	2007	2006

Note payable to stockholder, due December 2008, plus interest at prime rate less 1% (6.25% and 7.25% at December 31, 2007 and December 31, 2006, respectively) secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $15 and $229 at December 31, 2007 and December 31, 2006, respectively) (see note below)	2,965	3,796

Note payable to former employee in annual principal payments of $10, unsecured and without interest, due March 7, 2008	10	20

Notes payable to former stockholders of 3-D Service, Ltd. due November 30, 2010, plus interest at prime rate (7.25% at December 31, 2007) secured by a subordinated interest in machinery and equipment of 3-D Service, Ltd.	4,000	-

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	197	-

Revolving note payable in August 2008 (net of discount of $438 at December 31, 2006) with interest payable monthly at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	5,759

Term note payable in monthly principal payments of $100 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	2,000

Revolving note payable in May 2009 with interest payable monthly at 1.5% over the Wall Street Journal prime rate (9.75% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	741

Term note payable in monthly principal payments of $70 plus interest at 1% over the Wall Street Journal prime rate (9.25% at December 31, 2006) secured by substantially all assets owned by the Company paid off in January 2007	-	2,030

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	18	-

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	15	-

Capital lease obligations	26	59
	10,231	17,405
Less: current portion	3,036	8,581

	$7,195	$8,824

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Long-term debt, debentures

In January 2005, the Company commenced a private offering (the “Debenture Offering”) of a maximum of $4,025 principal amount of subordinated secured convertible debentures.  The debentures, which were payable on February 28, 2007, bear interest at the rate of 6% per year, payable upon conversion or at redemption or maturity.  The Company reserved 472,844 shares of common stock for issuance upon conversion of the debentures. The Company issued the maximum $4,025 principal amount of debentures as of May 5, 2005. The debentures are secured by a second lien on substantially all of the Company’s assets which is subordinate to the lien of the Company’s primary lender.

In April 2006, the debenture holders agreed to extend the maturity from February 28, 2007 to February 28, 2008.  Investors will receive interest in cash only if they elect not to convert their debentures. Each holder has the option any time prior to the redemption date to convert principal and accrued interest under the debentures into shares of MISCOR common stock at a fixed conversion price of $8.512315 per share. In 2007 certain debenture holders converted debentures totaling $1,045 into 122,764 shares of MISCOR common stock. Also, in 2008 certain debenture holders converted debentures totaling $2,740 into 321,887 shares of MISCOR common stock. The Company redeemed the remaining debentures totaling $240 plus interest of $42 at maturity (See Note Q).

Each purchaser of debentures received common stock purchase warrants for no additional consideration.  Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.025 per share. The Company has allocated 170,224 five-year common stock purchase warrants among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants.  The following assumptions were used for such estimates:  no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants was $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $164 and $255 for the years ended December 31, 2007 and 2006, respectively. In addition, for the year ended December 31, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. Net debt issue discount at December 31, 2007 and 2006 related to this instrument was $15 and $229, respectively.

For its services as placement agent in the Debenture Offering, MISCOR issued to its placement agent, ten-year common stock purchase warrants to purchase 247,319 shares of MISCOR common stock at an exercise price of $0.025 per share.  The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants.  The following assumptions were used for such estimates:  no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year.  The estimated fair value of the warrants issued to the placement agent was $1,546.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Long-term debt, debentures (continued)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, for its services as securities counsel in the Debenture Offering, MISCOR issued 2,000 shares of its common stock to its securities counsel, the fair value of these shares was $12. The summation of these debt issue costs was $2,095. Interest expense was $445 and $695 for the years ended December 31, 2007 and 2006, respectively. In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures for the year ended December 31, 2007. Net debt issue cost at year ended December 31, 2007 and 2006 related to these instruments was $40 and $622, respectively.

Senior Debt Financing

In August 2005, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, LTD. (“Laurus”). The Agreement provided financing comprised of a $7,000 Revolving Note and a $3,000 Term Note. The Notes mature in August 2008. Laurus agreed to advance funds under the Revolving Note in amounts up to 90% of eligible trade accounts receivable. Interest is payable monthly under the Revolving and Term Notes at 1% over prime as published in the Wall Street Journal. The Notes are collateralized by a blanket security interest covering substantially all assets owned by the Company. Proceeds from the financing were used to repay the Company’s previous lender and for working capital.

Laurus had the option to convert all or any portion of the outstanding principal amount and/or accrued interest under the Revolving Note into shares of MISCOR common stock at the Fixed Conversion Price. Fixed Conversion Price means (i) with respect to the first $3,500 of the aggregate principal amount converted, $4.75 per share or 736,842 shares and (ii) with respect to the remaining principal amount converted, $8.00 per share or 437,500 shares. In August, 2005, the Company borrowed $4,000 under the Revolving Note which was convertible into 799,342 shares of common stock at an average price of $5.005 per share. Since the shares were valued at $6.25 per share, the intrinsic value of the beneficial conversion feature for the difference between the fair value per share and the conversion price per share was $996. The Company is accreting this debt discount to interest expense over the term of the Revolving Note in accordance with Emerging Issues Task Force Consensus (“EITF”) 98-5 and 00-27.

Up to $4,000 of the Revolving Note may be segregated into a Minimum Borrowing Note to facilitate the conversion into the Company’s common stock. The Company may prepay all or a portion of the Minimum Borrowing Note by paying to Laurus one hundred fifteen percent (115%) of the principal amount of this Note together with interest. On September 29, 2006, Laurus converted $729 of the Revolving Note due in August 2008 at a conversion rate of $4.75 per share for a total of 153,456 shares of the Company’s common stock. A prorata portion of the unamortized debt discount related to the conversion totaling $132 was expensed as interest at the time of the conversion. Total interest expense related to the beneficial conversion feature was $10 and $447 for the years ended December 31, 2007 and 2006, respectively. In addition, for the year ended December 31, 2007, $428 of the debt discount was written off in conjunction with the pay off of the Laurus senior debt. Net debt issue discount at December 31, 2007 and 2006 related to this instrument was $-0- and $438, respectively.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing (continued)

As part of the financing, Laurus received $360 in cash and was issued 246,544 shares of the Common Stock at closing and warrants for 294,117 shares of the Common Stock with an exercise price of $8.50 per share. The 246,544 shares were valued at $6.25 per share or $1,541. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants.  The following assumptions were used for such estimates:  no dividend yield, no expected volatility, risk-free interest rate of 4.11% and an expected life of the common stock purchase warrants of seven years.  The Company also granted registration rights with respect to the shares issuable upon exercise of the warrants (Note G). Total debt issue costs were $2,303. In addition, for the year ended December 31, 2007, $1,232 of debt issue costs were written off in conjunction with the pay off of the  Laurus senior debt. Interest expense was $38 and $767 for the years ended December 31, 2007 and 2006, respectively.

Under the registration rights agreement with Laurus, if the Company’s common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, we are required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month).  As a result, the Company accounted for these warrants as a liability in accordance with EITF No. 00-19 and View A of EITF No. 05-4. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. At December 31, 2006, the following assumptions were used for such estimates: no dividend yield, expected volatility of 41.2%, risk-free interest rate of 4.7% and an expected term of the common stock purchase warrants of 5.7 years. The Company recorded a loss on warrant liability of $436 for year ended December 31, 2006.

As described in Note A, the Company elected to early adopt FSP EITF 00-19-2, which superceded the guidance under EITF No. 05-4, effective December 31, 2006.  Under this FSP, the warrants issued subject to a registration rights agreement are accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration rights agreement.  As of December 31, 2006, the Company reclassified the warrant liability of $436 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement.  In recording the reclassification entry, the Company credited $436 to retained earnings since these warrants had no estimated fair value on the date of issuance. In addition, the Company determined that no separate liability needed to be recorded related to the registration rights agreement as of December 31, 2006, since the registration rights penalty is based on a percentage of outstanding Laurus debt and all outstanding debt due Laurus was subsequently paid in full in January 2007.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing (continued)

In May 2006, the Company entered into a second Security and Purchase Agreement with Laurus. The Agreement provided financing comprised of a $1,600 Revolving Note and a $2,100 Term Note. The Notes mature in May 2009. Laurus agreed to advance funds under the Revolving Note in amounts up to 90% of eligible trade accounts receivable. Interest is payable monthly at 2.5% and 1.5% over prime (9.75% at December 31, 2006) as published in the Wall Street Journal for the first $.3 million and the remaining $1.3 million under the Revolving Note, respectively. The maximum outstanding balance allowable under the Revolving Note decreases $10 per month beginning December 2006.

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

As part of the financing, Laurus received $133 in cash and was issued warrants for 15,000 shares of the Common Stock with an exercise price of $0.25 per share. Total debt issue costs were $156. In addition, for the year ended December 31, 2007, $123 of debt issue costs were written off in conjunction with the pay off of the Laurus senior debt. Interest expense was $3 and $30 for the years ended December 31, 2007 and 2006.

Under the registration rights agreement with Laurus, , if the Company’s common stock is not traded on the OTC Bulletin Board, Nasdaq or a national exchange for three consecutive trading days and trading does not resume within 30 days, then, subject to certain exceptions, for each day that any of those events is occurring, the Company is required to pay Laurus an amount in cash equal to 1/30th of the product of the outstanding principal amount owed to Laurus, multiplied by 0.01 (or approximately 1% per month).  As a result, the Company accounted for these warrants as a liability in accordance with EITF No. 00-19 and View A of EITF No. 05-4. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, expected volatility of 41.2%, risk-free interest rate of 4.7% and an expected term of the common stock purchase warrants of 6.4 years. The Company recorded a loss on warrant liability of $72 for the year ended December 31, 2006.

As described in Note A, the Company elected to early adopt FSP EITF 00-19-2, which supercedes the guidance under EITF No. 05-4, effective December 31, 2006.  Under this FSP, the warrants issued subject to a registration rights agreement are accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration rights agreement.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing (continued)

As of December 31, 2006, the Company reclassified the warrant liability of $72 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement.   In recording the reclassification entry, the Company credited $91 to additional paid-in capital which represents the estimated fair value of these warrants on the date of issuance, offset by a debit to retained earnings of $19 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2006. In addition, the Company determined that no separate liability needed to be recorded related to the registration rights agreement as of December 31, 2006,  since the registration rights penalty is based on a percentage of outstanding Laurus debt and all outstanding debt due Laurus was subsequently paid in full in January 2007.

The provisions of the $7,000 and $1,600 Revolving Notes include a lock-box agreement and also allow Laurus, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). Based on further analysis of the terms of the Revolving Notes, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Laurus, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company's business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of these Revolving Note facilities, Laurus has not applied any additional reserves to the borrowing base calculation. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Laurus to the borrowing base calculation. As a result, the Company classifies borrowings under the Revolving Note facilities as short-term obligations.

In January 2007, the Company paid off all outstanding senior debt financing, accrued interest and prepayment penalties of $9,921, $42 and $517, respectively, upon the issuance of 2,500,000 shares of its common stock at a price of $5.00 per share for a total of $12,500. The remaining proceeds of $2,040 were used to pay for related legal costs, for general working capital purposes and to reduce accounts payable. The Company recorded a loss on the extinguishment of debt of $2,300 in the year ended December 31, 2007.

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing (continued)

	December 31,
	2007	2006
Machinery & Equipment	$83	$83
Less accumulated depreciation	(27)	(12)
	$56	$71

Minimum future lease payments required under capital leases as of December 31, 2007 for each of the next two years and in the aggregate are:

Years Ending

2008	$17
2009	11
Total minimum lease payments	28
Less imputed interest	(2)
Present value of net minimum lease payments	$26

Aggregate maturities of long-term debt for the five years subsequent to December 31, 2007 are as follows:

Years Ending December 31,	Amount

2008	$3,051
2009	44
2010	4,026
2011	29
2012	31

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE F - DEBT (CONTINUED)

Senior Debt Financing (continued)

Following is a summary of interest expense for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006

Interest expense on principal	$600	$1,209

Amortization of debt issue costs - debentures and revolving notes payable	486	1,493

Amortization of debt discount -debentures and revolving notes payable	173	702

Total interest expense	$1,259	$3,404

NOTE G – EQUITY ISSUANCES

Common Stock Issuance

On January 18, 2007, the Company sold 2,000,000 shares of common stock to Tontine Capital Partners, L.P. (“TCP”) and 500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. (“TCOMF,” and collectively with TCP referred to herein as “Tontine”) for $5.00 per share or $12,500. Proceeds were used to cover related legal fees of approximately $75 and to retire all of the outstanding senior debt due to Laurus as of that date in the amount of $10,480, including interest of $42 and $517 in prepayment penalties. The Company used the balance of the proceeds for working capital and to reduce past due accounts payable.

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

Under the January 18, 2007 registration rights agreement, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act on or before January 18, 2008 and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. However, there are no specific penalty provisions in connection with the registration rights agreement and, therefore, the investors in the private placement are not entitled to receive any additional benefit if the registration does not occur.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE G – EQUITY ISSUANCES (CONTINUED)

Common Stock Issuance (Continued)

On November 30, 2007, the Company sold 2,666,667 shares of common stock to TCP and 666,666 shares of common stock to TCOMF for $6.00 per share or $20,000. Proceeds were used to fund the acquisition of 3-D for $16,700 and to retire all amounts due to bank under the revolving credit facility as of that date in the amount of $2,020, including interest of $5. The Company used the balance of the proceeds for working capital.

The Company did not register the issuance of the shares of common stock to Tontine with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and Tontine entered into a registration rights agreement, dated November 30, 2007, pursuant to which the Company agreed to register for resale the shares issued to Tontine. The Company has not filed a registration statement on Form S-1 with the SEC covering the shares issued to Tontine.

Equity Incentive Plans

2005 Stock Option Plan

In August 2005, the board of directors adopted the 2005 Stock Option Plan (“the Plan”). The Plan provides for the grant of up to 80,000 shares of Incentive Stock Options (“ISO”), within the meaning of Section 422 of the Internal Revenue Code, or non-statutory stock options (“NQSO”) to the Company’s executive employees who are materially responsible for the management and operation of its business, and to the Company’s directors. The exercise price of the ISOs and NQSOs granted under the Plan must be at least equal to 100% of the fair market value of the common stock of the Company at the date of grant. Also, ISOs may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value of the common stock at the date of grant.

On September 30, 2005, the Company granted stock options to certain executives to acquire a total of 20,000 shares of the Company’s common stock at an exercise price of $6.25 per share under the Plan. The options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options to acquire 20,000 shares of the Company’s common stock, the estimated fair value of the Company’s common stock was $6.25 per share. The fair value of the Company’s common stock was determined contemporaneously and based upon the most recent sale of the Company’s common stock. As a result, such stock options had no intrinsic value at the time of issuance.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE G – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (Continued)

2005 Stock Option Plan (Continued)

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company recorded compensation cost of $5 for the year ended December 31, 2006 based on the grant date fair value of the award of 20,000 shares at $6.25 per share. The total cost of the grant in the amount of $18 will be recognized over the four year period during which the employees are required to provide services in exchange for the award -- the requisite service period (usually the vesting period).

On August 3, 2006, the Company granted stock options to acquire 47,400 shares of the Company’s common stock at an exercise price of $6.25 per share under the Plan.  Of the 47,400 total options, 20,000 shares were granted to outside Directors.  These options expired in 30 days from the date of grant.  Options for 10,000 of these shares were exercised in August 2006 at $6.25 per share and the remaining options expired.  The fair value of the options was estimated using the Black-Scholes valuation model, straight-line amortization and the following assumptions: expected term of 1 month, risk-free interest rate of 5.18%, volatility of 41.72%, no dividend yield and fair value of grant of $6.25. The total cost of the grant in the amount of $6 was recognized in the year ended December 31, 2006, over the 30 day period during which the directors were required to provide services in exchange for the award.

The remaining 27,400 options were granted to an executive, outside directors, and certain key employees.  These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date.  At the time of issuance of the stock options, the estimated fair value of the Company’s common stock was $6.25 per share. The fair value of the Company’s common stock was determined contemporaneously and based upon the most recent sale of the Company’s common stock. The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions: expected term of 3.75 years, risk-free interest rate of 4.91%, volatility of 41.72% and no dividend yield. The Company recorded compensation cost based on the grant date fair value of the award of 27,400 shares at $6.25 per share.  The total cost of the grant in the amount of $67 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE G – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (continued)

2005 Stock Option Plan (continued)

On January 19, 2007, the Company granted stock options to certain executives and key employees to acquire 14,000 shares of the Company’s common stock at an exercise price of $5.375 per share under the Plan.  These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the estimated fair value of the Company’s common stock was $5.375 per share. The fair value of the Company’s common stock was determined based upon the average of the high and low sale prices of the Company’s common stock on the date of grant.

The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions:  expected term of 4 years, risk-free interest rate of 4.81%, volatility of 41.27% and no dividend yield.  The Company recorded compensation cost based on the grant date fair value of the award of 14,000 shares at $5.375 per share. The total cost of the grant in the amount of $29 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period.

On November 19, 2007, the Company granted stock options to certain executives and key employees to acquire 2,400 shares of the Company’s common stock at an exercise price of $8.575 per share under the Plan.  These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the estimated fair value of the Company’s common stock was $8.575 per share. The fair value of the Company’s common stock was determined based upon the average of the high and low sale prices of the Company’s common stock on the date of grant.

The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions:  expected term of 4 years, risk-free interest rate of 3.37%, volatility of 42.36% and no dividend yield.  The Company recorded compensation cost based on the grant date fair value of the award of 2,400 shares at $8.575 per share. The total cost of the grant in the amount of $8 will be recognized over the four year period during which the employees are required to provide services in exchange for the award.

On November 30, 2007, the Company granted stock options to one executive to acquire 4,000 shares of the Company’s common stock at an exercise price of $8.375 per share under the Plan.  These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the estimated fair value of the Company’s common stock was $8.375 per share. The fair value of the Company’s common stock was determined based upon the average of the high and low sale prices of the Company’s common stock on the date of grant.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE G – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (continued)

2005 Stock Option Plan (continued)

The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions:  expected term of 4 years, risk-free interest rate of 3.25%, volatility of 42.36% and no dividend yield.  The Company recorded compensation cost based on the grant date fair value of the award of 4,000 shares at $8.375 per share. The total cost of the grant in the amount of $13 will be recognized over the four year period during which the employees are required to provide services in exchange for the award.

The expected term used in the Black-Scholes valuation model represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. We have elected to use the simplified method of determining the expected term, as permitted by SEC Staff Accounting Bulletin 107 and 110. The computation of expected volatility for stock-based awards is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The Company recorded compensation expense related to all stock options of $26 and $18 for years ended December 31, 2007 and 2006, respectively.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE G – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (continued)

2005 Stock Option Plan (continued)

Following is a summary of the activity in the option plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 1, 2006	20,000	$6.25

Granted	47,400	$6.25
Exercised	(10,000)	$6.25
Forfeited	(10,000)	$6.25

Outstanding at December 31, 2006	47,400	$6.25

Granted	20,400	$6.38
Exercised	(2,000)	$6.25
Forfeited	(4,200)	$5.96

Outstanding at December 31, 2007	61,600	$6.30

Exercisable at December 31, 2007	14,150	$6.25

Weighted average fair value of options granted during 2006	$1.55

Weighted average fair value of options granted during 2007	$2.42

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE G – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (continued)

2005 Restricted Stock Purchase Plan

Following is a summary of the status of fixed options outstanding at December 31, 2007:

Outstanding Options				Exercisable Options
Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 6.25	18,000	2.75 years	$ 6.25	8,000	$ 6.25
$ 6.25	24,600	3.58 years	$ 6.25	6,150	$ 6.25
$ 5.38	12,600	4.04 years	$ 5.38	-	-
$ 8.58	2,400	4.88 years	$ 8.58	-	-
$ 8.38	4,000	4.92 years	$ 8.38	-	-

In August 2005, the board adopted the 2005 Restricted Stock Purchase Plan. The Plan provides for the grant of offers to purchase 100,000 shares of restricted stock to the Company’s directors, officers and key employees. A participant may not transfer shares acquired under the Plan except in the event of the sale or liquidation of the Company. If within three years after shares are acquired under the Plan, a participant terminates employment for any reason other than death, disability, retirement or good reason, the Company is required to purchase the participant’s shares for the same price the participant paid. If the participant terminates employment after three years or as a result of death, disability or retirement or for good reason, the Company is required to purchase the shares for a price equal to their fair market value.

On August 3, 2006, the Company issued offers to purchase 2,000 shares of common stock at a nominal price of $0.025 per share to certain key employees.  The fair value of the restricted stock issued was estimated using the Black-Scholes valuation model and the following assumptions: expected term of 3 years, risk-free interest rate of 4.92%, volatility of 41.72% and no dividend yield. The Company charged deferred compensation and credited additional paid-in capital in the amount of $12.  The issuance of the restricted stock was intended to lock-up key employees for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE G – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (continued)

On January 19, 2007, the Company issued offers to purchase 4,200 shares of common stock at a nominal price of $0.025 per share to certain key employees.  The fair value of the restricted stock issued was estimated using the Black-Scholes valuation model and the following assumptions:  expected term, representing the restriction period of 3 years, risk-free interest rate of 4.83%, volatility of 41.27% and no dividend yield. The Company charged deferred compensation and credited additional paid-in capital in the amount of $22.  The issuance of the restricted stock was intended to lock-up key employees for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period.

On November 30, 2007, the Company issued offers to purchase 2,000 shares of common stock at a nominal price of $0.025 per share to one key employee.  The fair value of the restricted stock issued was estimated using the Black-Scholes valuation model and the following assumptions:  expected term, representing the restriction period of 3 years, risk-free interest rate of 3.09%, volatility of 42.36% and no dividend yield. The Company charged deferred compensation and credited additional paid-in capital in the amount of $17.  The issuance of the restricted stock was intended to lock-up the key employee for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period.

Compensation expense related to all restricted stock offers of $32 and $22 was recorded for the years ended December 31, 2007 and 2006, respectively.

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the "ESPP") under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. During the year ended December 31, 2007, 10,171 shares were purchased under the ESPP. As of December 31, 2007 there were 629,829 shares available for future offerings. The Company recorded compensation expense of $20 for the year ended December 31, 2007.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE H - INCOME TAXES

Deferred income taxes result primarily from temporary differences in the bases of certain assets and liabilities for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating losses carryforwards	$1,870	$1,934
Accounts receivable	268	141
Inventory	1	1
Warranty reserve	229	72
Accrued interest on debentures	228	-
Accrued expenses and other	127	53
Total gross deferred tax assets	2,723	2,201
Valuation allowance	(931)	(1,841)
	1,792	360
Deferred tax liabilities:
Property, equipment and intangibles	(1,792)	(360)

Net deferred tax asset	$-	$-

The valuation allowance has been established due to the uncertainty of realizing the benefits of tax loss carryforwards.  The allowance decreased $152 during the year ended December 31, 2007 and increased $208 in the year ended December 31, 2006, respectively, due primarily to decreases and increases in the loss carryforwards for 2007 and 2006, respectively. At December 31, 2007, net operating loss carryforwards of $4,546 were available to be applied against future taxable income.  A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986.

As discussed in Note A, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company did not identify any uncertain tax positions taken or expected to be taken in a tax return which would require adjustment to the consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE I - LEASE COMMITMENTS

The Company leases its Mobile, Alabama; South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from companies controlled by its CEO under agreements expiring between February 2009 and December 2014.  The Company leases its main Martell Electric facility from Martell Properties, LLC under an agreement expiring in December 2011. The facility is owned by the children of the CEO. The Company leases the Hagerstown, Maryland facility from a Partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. The Company leases its Indianapolis, Indiana; Merrillville, Indiana; Seattle, Washington; Huntington, West Virginia; Little Rock, Arkansas; Cincinnati, Ohio and Elkhart, Indiana facilities from unrelated parties under agreements expiring between June 2007 and December 2010. Total rent expense for all facility leases was approximately $868 and $732 for the years ended December 31, 2007 and 2006, respectively.

The Company also leases other manufacturing and office equipment under operating leases with varying terms expiring through April 2011.  Total rent expense under these leases was approximately $242 and $164 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments required under the operating leases in effect in excess of one year as of December 31, 2007 are as follows:

Years Ending December 31,	Amount

2008	$1,606
2009	1,457
2010	1,362
2011	985
2012	681
Thereafter	2,898
$8,989

NOTE J - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for a note payable with a balance of $10 and $20 at December 31, 2007 and 2006, respectively. The unsecured note is payable in annual principal installments of $10 and is non-interest bearing. The note was paid off in 2008 (see Note F).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

Long-term debt, stockholders

The Company was indebted to its CEO for a note payable with a balance of $3,000 at December 31, 2007 and 2006 (see Note F).  Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%.   It is the Company’s intention to extend the maturity in the event the note is not converted into shares of MISCOR common stock. Accordingly, the note has been classified as long-term debt. Interest expense on the note was $212 and $210 for the years ended December 31, 2007 and 2006, respectively.

The Company was indebted to the former shareholders of 3-D, both of whom are shareholders of MISCOR and one of whom is President of MIS, for notes payable with a balance of $2,000 each at December 31, 2007 (see Note F).  Interest is payable monthly at prime. The loan matures on November 30, 2010.

Leases

As discussed in Note I, the Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its CEO.  Total rent expense under these agreements was approximately $330 and $326 for the years ended December 31, 2007 and 2006, respectively.

In 2005, the Company leased a manufacturing facility in Hagerstown, Maryland from a Partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. Rent expense under the lease was approximately $153 and $150 for the years ended December 31, 2007 and 2006, respectively.

In January 2007, the Company leased a facility in South Bend, Indiana from Martell Properties, LLC under an agreement expiring in December 2011. The facility is owned by the children of the CEO. Rent expense under the lease was approximately $89 for the year ended December 31, 2007.

In November 2007, The Company leased a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $45 for the year ended December 31, 2007.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE K - RETIREMENT PLANS (CONTINUED)

The plans do not maintain information of net assets, and the actuarial present value of the accumulated share of the plan’s unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time.  Total contributions to the plans were $1,027 and $706 for the years ended December 31, 2007 and 2006, respectively.

In 2002, the Company adopted two defined contribution profit-sharing plans covering substantially all of its full-time employees.  The plans contain deferred-salary arrangements under Internal Revenue Code Section 401(k).  One plan is for all employees not covered under collective bargaining agreements. Employer contributions may be made at the discretion of the Board of Directors.  Under the second plan, which is for all employees covered by collective bargaining agreements, there is no provision for employer contributions. 3-D Services adopted a defined contribution profit-sharing plan covering substantially all of its full-time employees.  The plan contains deferred-salary arrangements under Internal Revenue Code Section 401(k). Employer contributions may be made at the discretion of the Board of Directors. Employer contributions to the plans were $82 and $44 for the years ended December 31, 2007 and 2006, respectively.

The Company has a simple retirement plan covering certain full-time non-union employees of Ideal. The Company contributes to the plan at its discretion.  Currently the Company contributes 100% of employee contributions to the plan up to a maximum of 3% per year per employee.  Contributions to the plan for the year ended December 31, 2007 were $2.

NOTE L - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries.  Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries.  However, management believes that its billing and collection policies are adequate to minimize the potential credit risk.  At December 31, 2007 and 2006, approximately 14% and 21% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, respectively, and 18% and 19% of gross receivables were due from entities in the railroad industry. No single customer accounted for more than 10% of gross accounts receivable at December 31, 2007 and 2006.  Additionally, no single customer accounted for more than 10% of sales for the years ended December 31, 2007 and 2006.

NOTE M - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At December 31, 2007 and 2006, approximately 37% of the Company’s employees were covered by multi-employer collective bargaining agreements.  Two of the collective bargaining agreements expire in 2008 representing 21% of the Company’s employees at December 31, 2007.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On November 30, 2007, the Company entered into an employment agreement with an executive officer for an initial three-year term, subject to earlier termination as provided in the agreement. The term will automatically renew for successive one-year periods unless terminated by either party thirty days prior to the effective date of termination. The Company is not obligated to pay any compensation or benefits should the officer terminate for any reason.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt and stockholder guarantees

The fair value of debt differs from the carrying amount due to guarantees by the Company’s CEO.  At December 31, 2007 and 2006, the aggregate fair value of debt, with an aggregate carrying value of $10,231 and $17,405, respectively, is estimated at $11,336 and $20,633, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties and without guarantees from the Company’s CEO.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE O – SEGMENT INFORMATION

The Company reports segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise.  Through December 31, 2006, the Company operated primarily in three segments; industrial services, electrical contracting services and engine components.

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

Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2007 and 2006 is shown in the following tables:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE O – SEGMENT INFORMATION (CONTINUED)

2007	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	December 31, 2007 Consolidated

External revenue:
Product sales	$22,270	$-	$-	$-	$22,270
Service revenue	29,464	21,516	-	-	50,980
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	118	-	(118)	-
Depreciation included in cost of revenues	747	133	-	-	880
Gross profit	9,631	2,653	-	(118)	12,166
Other depreciation & amortization	79	28	43	-	150
Interest expense	255	-	1,004	-	1,259
Net income (loss)	3,332	903	(6,258)	-	(2,023)
Total assets	69,017	10,677	3,505	(23,652)	59,547
Capital expenditures	428	94	45	-	567

2006	Repair, Manfacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	December 31, 2006 Consolidated

External revenue:
Product sales	$18,083	$-	$-	$-	$18,083
Service revenue	25,118	17,553	-	-	42,671
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	19	247	-	(266)	-
Depreciation included in cost of revenues	595	146	-	-	741
Gross profit	8,444	2,782	-	(79)	11,147
Other depreciation & amortization	36	30	55	-	121
Interest expense	407	-	2,997	-	3,404
Net income (loss)	2,295	1,146	(6,102)	-	(2,661)
Total assets	22,058	5,786	3,023	-	30,867
Capital expenditures	2,915	134	33	-	3,082

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE P – SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Year Ended December 31,
	2007	2006

Conversion of subordinated debt	$979	$-

Issuance of restricted stock	$40	$12

Cashless exercise of warrants	$7	$-

Assumption of accounts payable and accrued liabilities in conjuction with acquisitions	$4,657	$384

Issuance of notes payable in conjunction with acquisition	$4,000	$-

Issuance of common stock in conjunction with acquisition	$2,000	$-

Obligation under capital lease	$-	$21

Conversion of revolving note to common stock	$-	$729

Reclassification of warrant liability to equity per adoption of FSP EITF 00-19-2	$-	$508

NOTE Q – SUBSEQUENT EVENTS

Reverse Stock Split

On November 30, 2007, the Company’s board of directors approved a reverse stock split of the Company’s common stock.  The board concluded that the transaction was in the best interests of the Company and its stockholders.  The reverse stock split became effective on January 14, 2008.  In the reverse stock split, each 25 shares of common stock, whether issued or outstanding, were combined into one share of common stock.  Any shareholder that would hold a fractional interest in a share of common stock following the reverse stock split received cash in lieu of any fractional interest in the amount of $0.566 multiplied by 25 multiplied by the fractional share.  As a result, the Company paid $1 to fractional interest shareholders in January 2008 to repurchase 31 shares. The effect of this reverse stock split has been retroactively reflected throughout these consolidated financial statements.

Bank Financing

On January 14, 2008, MISCOR entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility is comprised of a $1,250 real estate term note and a $13,750 revolving note.  On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE Q – SUBSEQUENT EVENTS (CONTINUED)

Bank Financing (continued)

The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10, plus interest, beginning on the first day of the month following receipt of the advance.

MISCOR has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000,000, $2,000,000 and $3,000,000, respectively, and secured convertible debentures issued to various investors (together, the “Subordinated Indebtedness”) (Note F).  Subordination agreements have been executed that subordinate the obligations of MISCOR under the Subordinated Indebtedness to the Wells Fargo credit facility.

If the Company defaults under its obligations to Wells Fargo, then the interest on the outstanding principal balance of each note will increase by 3% until the default is cured or waived.  Other remedies available to Wells Fargo upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on the assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents.

The Borrowers may prepay the term note at any time, subject to certain prepayment penalties.  With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) The sum of 40% of the Borrowers’ eligible construction related trade receivables up to $2,000,000 and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $13,750,000 less any reserves established by Wells Fargo.

Acquisition of American Motive Power, Inc.

On January 16, 2008, MISCOR Group, Ltd., an Indiana corporation (“MISCOR”), acquired all of the issued and outstanding capital stock of American Motive Power, Inc., a Nevada Corporation (“AMP”), pursuant to the AMP Stock Purchase Agreement dated January 16, 2008 (the “AMP Purchase Agreement”).  AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotive engines as well as providing related goods and services to the railroad industry.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE Q – SUBSEQUENT EVENTS (CONTINUED)

Acquisition of American Motive Power, Inc. (continued)

The purchase price for the capital stock of AMP was $11,000, payable as follows: (i) $7,500 was paid in cash at closing directly to various creditors of AMP, and by the issuance of 253,623 shares of MISCOR common stock on February 20, 2008 to AMP’s majority shareholder valued for purposes of the transaction at $13.80 per share (which is the average of the closing prices reported for the five trading days immediately preceding the closing of the transaction).

The AMP Purchase Agreement provides for an adjustment to the purchase price in the event that the closing working capital of AMP is above or below certain benchmarks.  Under this adjustment, the purchase price may be decreased up to $350 or increased up to $500 based on the closing working capital of AMP.  Any working capital adjustment to the purchase price would be payable in cash.  At closing, the purchase price was reduced $135 based on the estimated working capital at that time. Further adjustments may be made in accordance with the AMP Purchase Agreement.

MISCOR financed the cash portion of the purchase price through borrowings under its $15 million credit facility with Wells Fargo.

As part of the acquisition transaction described above, AMP entered into a Lease Agreement   dated January 16, 2008, with Dansville Properties, LLC, which is controlled by AMP’s former majority shareholder.  The initial term of the Lease Agreement expires December 31, 2014, and AMP has the option to renew the term of the Lease Agreement for two consecutive five-year terms.  Monthly rentals under the lease are $32 in 2008, $53 in 2009 and 2010, $68 in 2011 and $79 in 2012 through 2014.

Also as part of the acquisition transaction, AMP entered into a Mutual Services Agreement dated January 16, 2008 (the “Mutual Services Agreement”) with Dansville Properties, LLC and two other affiliated entities (collectively with Dansville Properties, the “LMC Companies”).  Under the terms of the Mutual Services Agreement, the parties have agreed to provide each other certain services for a period of three years.  The Mutual Services Agreement also provides that the LMC Companies will provide AMP with a $100 credit toward services to be performed by the LMC Companies for AMP.  Additionally, certain amounts owed by AMP to the LMC Companies were forgiven in accordance with the Prior Contract Termination Agreement dated January 16, 2008.

As a condition to MISCOR’s entering into the AMP Purchase Agreement, each of the AMP shareholders entered into separate Non-Compete Agreements with MISCOR, each dated January 16, 2008.

Debt Conversion and Redemption

In 2008, certain debenture holders exercised their options under the debenture offering to convert $2,690 into 316,013 shares of MISCOR common stock at a price of $8.512316 per share (Note F). In accordance with the provisions of the debenture offering, the debenture holders did not receive any payment of accrued interest. The Company redeemed the remaining outstanding debentures in the amount of $342, including interest of $52.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2007
(Amounts in thousands, except share and per share data)

NOTE Q – SUBSEQUENT EVENTS (CONTINUED)

Increase in Authorized Shares

On February 8, 2008, the shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of authorized shares of common stock from 12,000,000 to 20,000,000 shares.

NOTE R – SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the unaudited results of operations for each quarter in 2007 and 2006:

	Quarter
	First	Second	Third	Fourth
Year ended December 31, 2007
Sales	$16,146	$16,764	$17,670	$22,670
Gross profit	2,847	2,912	2,982	3,425
Net income (loss)	(2,589)	213	64	289

Earnings (loss) per common share, basic and diluted	$(0.38)	$0.03	$0.01	$0.03

Year ended December 31, 2006
Sales	$13,251	$14,486	$15,537	$17,480
Gross profit	2,493	2,846	3,162	2,646
Net income (loss)	(786)	(1,122)	(1,205)	452

Earnings (loss) per common share, basic and diluted	$(0.19)	$(0.27)	$(0.28)	$0.10

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information we are required to disclose in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In order to monitor compliance with this system of controls, our Board of Directors, which performs the audit committee function for the company, oversees management’s discharge of its financial reporting responsibilities. The Board of Directors meets regularly with MISCOR’s independent registered public accounting firm, Asher & Company, Ltd., and representatives of management to review accounting, auditing, internal control, and financial reporting matters. The Board of Directors is responsible for the engagement of our independent registered public accounting firm.  The consolidated financial statements in this Annual Report on Form 10-K have been audited by Asher & Company, Ltd., for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.  Asher & Company, Ltd.’s, report on the financial statements is set forth in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of MISCOR is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America.

The management of MISCOR also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of MISCOR; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of MISCOR; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of MISCOR’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that MISCOR’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements.  Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of MISCOR’s internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2007, MISCOR’s internal control over financial reporting was effective.

This annual report does not include an attestation report of MISCOR’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by MISCOR’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information contained under the captions “Proposal 1: Election of Director,” “Executive Officers,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Other Business – Director Nominations by Shareholders” in our proxy statement for the 2008 annual meeting of shareholders (the “Proxy Statement”) is incorporated by reference in this Item 10.

Code of Ethics

 We have adopted the MISCOR Group, Ltd. Code of Business Conduct and Ethics, a code of ethics that applies to the President and Chief Executive Officer and the Chief Financial Officer. The code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Audit Committee Information

The information contained under the caption “Corporate Governance – Committees of the Board of Directors” in the Proxy Statement is incorporated by reference in this Item 10.

ITEM 11.   EXECUTIVE COMPENSATION

Information contained under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated by reference in this Item 11.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the captions “Security Ownership of Principal Holders and Management,” “Equity Compensation Plan Information,” and “Executive Compensation – Restricted Stock Purchase Plan” in the Proxy Statement is incorporated by reference in this Item 12.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information contained under the captions “Transactions with Certain Related Persons” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated by reference in this Item 13.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference in this Item 14.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The consolidated financial statements of MISCOR Group, Ltd. and its subsidiaries and the independent auditors’ report are included in Part II (Item 8) of this Form 10-K.

Financial Statement Schedules

Not applicable.

Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description

2.1*
AMP Stock Purchase Agreement dated January 16, 2008, among MISCOR Group, Ltd., Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, and Gary Walsh (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

2.2*
3-D Membership Interest Purchase Agreement dated November 30, 2007, by and among Magnetech Industrial Services, Inc., BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

2.3*
Stock Purchase Agreement dated October 19, 2007, by and among MISCOR Group, Ltd., and Darrell L. Graf, Mary A. LaPlace and Kenneth D. Wiegand (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on October 22, 2007)

2.4*
Asset Purchase Agreement dated May 31, 2006 among Magnetech Industrial Services of Alabama, LLC, Magnetech Industrial Services, Inc., E. T. Smith Services of Alabama, Inc. and Smith Services, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 1, 2006)

2.5
Asset Purchase Agreement dated as of March 4, 2005 among HK Machined Parts, LLC, HK Weston Properties, LLC and Hatch & Kirk, Inc. (incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

2.6
Asset Purchase Agreement dated as of March 4, 2005 between HK Cast Products, LLC f/k/a HK Engineered Castings, LLC and HK Castings, Inc. (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

3.1a	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Reg No. 333-129354))
3.1b
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective January 14, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 14, 2008)

3.1c
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective February 8, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

Exhibit Number	Description

3.2	Amended and Restated Code of By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 21, 2007)
4.1	Specimen certificate of common stock
4.2
Warrant Agreement, form of Joinder Agreement and form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated April 26, 2004 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.3
Form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated January 25, 2005 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.4
Form of common stock purchase warrant issued to purchasers of the registrant’s subordinated convertible debentures pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.5
Common Stock Purchase Warrant dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.6
Form of common stock purchase warrant issued to persons designated by Vertical Capital Partners, Inc. (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.7a
Form of subordinated convertible debenture issued to purchasers pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 4.7a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.7b
Letter Agreement dated April 16, 2006, to extend maturity date of subordinated convertible debentures (incorporated by reference to Exhibit 4.7b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.8	Secured Revolving Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
4.9
Secured Convertible Minimum Borrowing Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.10
Secured Convertible Term Note dated August 24, 2005 issued to Laurus Master Fund, Ltd.  (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.11
Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.12
Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 4.12 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.13
Amendment to Conversion Option dated November 28, 2007, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and John A. Martell (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

Exhibit Number	Description

4.14
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Stock Purchase Agreement with the registrant (incorporated by reference to Exhibit 4.13 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.15
Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Subordinated Convertible Debenture Purchase Agreements (incorporated by reference to Exhibit 4.14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.16
Registration Rights Agreement dated August 24, 2005 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.15 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.17
Common Stock Purchase Warrant dated May 31, 2006 issued by registrant to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.18
Secured Non-convertible Revolving Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.19
Secured Term Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.20a
Registration Rights Agreement dated May 31, 2006 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.20b
Amendment dated July 31, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 4, 2006)

4.20c
Amendment dated August 30, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 31, 2006)

4.21*
Securities Purchase Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.22
Registration Rights Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.23	Irrevocable Proxy of John Martell (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)
4.24	Restated Irrevocable Proxy of John A. Martell (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)
10.1
Placement Agency Agreement, dated April 26, 2004 between Magnetech Industrial Services, Inc. and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description

10.2
Placement Agency Agreement dated January 25, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.3
Form of Convertible Redeemable Preferred Stock Purchase Agreement between Magnetech Industrial Services, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.4
Form of Stock Purchase Agreement between the registrant and the purchasers scheduled therein (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.5
Form of Subordinated Convertible Debenture Purchase Agreement among the registrant, Strasbourger Pearson Tulcin Wolff, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.6
Escrow Agreement dated April 26, 2004 among the registrant, Wilmington Trust Company and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.7a
Funds Escrow Agreement dated August 24, 2005 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.7b	Funds Escrow Disbursement Letter/Joint Instructions dated August 24, 2005 (incorporated by reference to Exhibit 10.7b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.8
Security Agreement dated as of March 3, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated, as agent for purchasers of subordinated convertible debentures (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9a
Security and Purchase Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9b
Amendment to Security and Purchase Agreement, dated October 19, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9c
Amendment to Security and Purchase Agreement, dated January 31, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9c to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9d
Amendment to Security and Purchase Agreement dated July 14, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein, amending the Security and Purchase Agreement and related agreements and instruments (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 20, 2006)

10.10
Pledge Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.11
Guaranty dated August 24, 2005 made by certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description

10.12
Form of Subordination Agreement made among John Martell, Patricia Minehardt and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd.  (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.13
Lease, commencing August 3, 2001, between JAM Summer Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.14
Lease, commencing May 5, 2003, between JAM Bev Properties, LLC and Magnetech Industrial Services, Inc.  (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.15
Lease, commencing May 5, 2003, between JAM Walnut Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.16
Lease, commencing March 1, 2002, between JAM Hutson Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.17@	2005 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.18@	Form of Stock Option Agreement under 2005 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.19a@	2005 Restricted Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.19b@
Amendment to the MISCOR 2005 Restricted Stock Purchase Plan, effective February 7, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

10.20@	MISCOR Group, Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-141537))
10.21@
Employment Agreement dated September 30, 2005 between the registrant and John A. Martell (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.22@
Employment Agreement dated September 30, 2005 between the registrant and James M. Lewis (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.23@
Employment Agreement dated September 30,  2005 between the registrant and Richard J. Mullin (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.24@
Employment Agreement dated September 30, 2005 between Magnetech Industrial Services, Inc. and William Wisniewski (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.25@
Employment Agreement dated September 30, 2005 between Martell Electric, LLC and Anthony Nicholson (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.26
Asset Purchase Agreement dated August 9, 2000 between Magnetech Industrial Services, Inc.,  Trans Tech Electric, Inc. and Delta Star Electric, Inc. (incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.27
Asset Purchase Agreement dated as of November 26, 2004 between Martell Electric, LLC and Thompson, Inc. (incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description

10.28
Security and Purchase Agreement dated May 31, 2006 among Laurus Master Fund, Ltd. and Magnetech Industrial Services of Alabama, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.29
Stock Pledge Agreement dated May 31, 2006 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.30
Master Security Agreement among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.31
Mortgage granted by Magnetech Industrial Services of Alabama, LLC in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.32
Guaranty dated May 31, 2006 made by the registrant and certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.33
Amended and Restated Subordination Agreement dated May 31, 2006 made among John Martell and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.34
Overadvance Side Letter Agreement dated May 31, 2006 between Magnetech Industrial Services of Alabama, LLC and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.35
Funds Escrow Agreement dated May 31, 2006 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.36
Funds Escrow Disbursement Letter/Joint Instructions dated May 31, 2006 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.37
Commercial Lease effective January 1, 2007, between Martell Electric, LLC and Martell Properties LLC (incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-137940))

10.38
Line of Credit Agreement, dated March 9, 2007, by and among MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, Martell Electric LLC and MFB Financial (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.39
Promissory Note dated March 9, 2007, made by MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC and Martell Electric LLC for MFB Financial (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.40
Form of Commercial Security Agreement dated March 9, 2007, entered into between each of MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, and Martell Electric LLC, on the one hand, and MFB Financial, on the other hand (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

Exhibit Number	Description

10.41
Form of Guaranty dated March 9, 2007, entered into between each of MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, and Martell Electric LLC, on the one hand, and MFB Financial, on the other hand (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.42
Insider Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., HK Engine Components, LLC, MFB Financial and John A. Martell (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.43
Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., MFB Financial, and the holders of certain subordinated secured convertible debentures (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.44
Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to BDeWees, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.45
Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to XGen III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.46
Lease between 3D3E Ltd., Landlord, and 3-D Service, Ltd., Tenant, and Guaranty of MISCOR Group, Ltd., dated November 30, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.47*
Securities Purchase Agreement dated November 30, 2007, by and among Tontine Capital Partners, L.P., Tontine Capital overseas Master Fund, L.P., and MISCOR Group, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.48
Amended and Restated Registration Rights Agreement dated November 30, 2007, by and between MISCOR Group, Ltd., Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.49
Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and BDeWees, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.50
Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and XGen III, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.51@
Employment Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Bernard L. DeWees (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.52	Guaranty of Thomas J. Embrescia dated November 30, 2007 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)
10.53	Guaranty of Bernard L. DeWees dated November 30, 2007 (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)
10.54
Non-Compete Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Bernard L. DeWees (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

Exhibit Number	Description

10.55
Non-Compete Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Thomas J. Embrescia (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.56*
Credit and Security Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.57
Revolving Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.58
Real Estate Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.59
Real Estate Mortgage, Security Agreement and Assignment of Rents and Leases dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.60
Collateral Pledge Agreement dated January 14, 2008, between Wells Fargo Bank and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.61
Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and 3-D Service, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.62
Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.63
Standby Letter of Credit Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.64
Subordination Agreement between Wells Fargo Bank and John A. Martell (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.65
Subordination Agreement between Wells Fargo Bank and Strasbourger, Pearson, Tulcin, Wolffe, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.66
Subordination Agreement among Wells Fargo Bank, BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.67
Lease Agreement dated January 16, 2008, between Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.68
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.69
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Richard Rizzieri (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

Exhibit Number	Description

10.70
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Thomas Coll (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.71
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Gary Walsh (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.72
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Joseph Fearon (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.73
Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.74
Prior Contract Termination Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh, LMC Industrial Contractors, Inc., LMC Power Systems, Inc., Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
21.1	Subsidiaries of the registrant
23.1	Consent of Asher & Company, Ltd.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

*
MISCOR has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. MISCOR will furnish a copy of any omitted schedule or similar attachment to the Commission upon request.

@   Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISCOR GROUP, LTD.

March 31, 2008	By:	/s/ RICHARD J. MULLIN
Richard J. Mullin, Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MARTELL		March 31, 2008
John A. Martell	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ RICHARD J. MULLIN		March 31, 2008
Richard J. Mullin	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ WILLIAM J. SCHMUHL, JR.		March 31, 2008
William J. Schmuhl, Jr.	Director

/s/ RICHARD A. TAMBORSKI		March 31, 2008
Richard A. Tamborski	Director