Form 10-Q
period 2008-03-30
MISCOR GROUP, LTD.
filed 2008-05-14
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2008
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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2008, there were 11,716,959 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	March 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$938	$2,807
Accounts receivable, net of allowance for doubtful accounts of $727 and $669, respectively	20,232	17,233
Inventories, net	11,483	10,884
Prepaid expenses and other current assets	2,937	2,006
Total current assets	35,590	32,930

PROPERTY AND EQUIPMENT, net	12,667	10,125

OTHER ASSETS
Deposits and other assets	337	182
Goodwill	16,179	8,003
Debt issue costs, net	42	40
Customer relationships, net	7,473	7,568
Other intangible assets, net	689	699
Total other assets	24,720	16,492

Total Assets	$72,977	$59,547

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $142 and $-0-, respectively	$4,636	$-
Current portion of long-term debt, net of discount of $-0- and $15, respectively	100	3,036
Accounts payable	10,938	7,530
Accrued expenses and other current liabilities	5,686	4,558
Total current liabilities	21,360	15,124

LONG TERM LIABILITIES
Long-term debt	4,178	4,195
Long-term debt, Stockholder	3,000	3,000
Total long-term liabilities	7,178	7,195

Total liabilities	28,538	22,319

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 12,000,000 shares authorized; 11,709,376 and 11,129,012 shares issued and outstanding, respectively	50,720	43,967
Additional paid in capital	9,010	9,019
Deferred compensation	(44)	(55)
Accumulated deficit	(15,247)	(15,703)
Total Stockholders' equity	44,439	37,228

Total Liabilities and Stockholders' Equity	$72,977	$59,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the	For the
	3 months ended	3 months ended
	March 30,	April 1,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUES
Product sales	$6,221	$5,226
Service revenue	23,499	10,920
Total revenues	29,720	16,146

COST OF REVENUES
Product sales	4,686	4,038
Service revenue	20,291	9,261
Total cost of revenues	24,977	13,299

Gross Profit	4,743	2,847

Selling, general and administrative expenses	3,998	2,671

Operating income	745	176

Other expense
Loss on debt extinguishment	-	2,300
Gain on sale of fixed assets	(20)	-
Interest expense	308	465
	288	2,765

NET INCOME (LOSS)	$457	$(2,589)

Basic and diluted earnings (loss) per share	$0.04	$(0.38)

Weighted average shares outstanding:
Basic	11,397,411	6,827,194

Diluted	12,719,065	6,827,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the 3 months ended
	March 30,	April 1,
	2008	2007
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net cash provided (utilized) by operating activities	$1,197	$(843)

INVESTING ACTIVITIES

Acquisition of business assets, net of cash acquired	(7,078)	-
Acquisition of property and equipment	(318)	(53)
Proceeds from disposal of property and equipment	24	-
Net cash utilized by investing activities	(7,372)	(53)

FINANCING ACTIVITIES

Payments on capital lease obligations	(17)	(10)
Short term borrowings, net	4,626	(6,938)
Repayments of long-term debt	(261)	(4,040)
Proceeds from the issuance of shares and exercise of warrants	3	12,500
Debt issuance costs	(45)	-
Payment of stock issuance costs	-	(75)
Net cash provided by financing activities	4,306	1,437

INCREASE (DECREASE) IN CASH	(1,869)	541

Cash, beginning of period	2,807	297
Cash, end of period	$938	$838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$238	$106

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS IN THE PERIOD ENDED MARCH 30, 2008
(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three months ended March 30, 2008 and April 1, 2007, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three months ended March 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for the most recent disclosure of the Company's accounting policies.

The Company completed a 1 for 25 reverse stock split of its common stock effective January 14, 2008. Accordingly, all shares, share prices and earnings (loss) per share presented in the interim consolidated financial statements reflect the effect of the reverse stock split.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard on January 1, 2009 to have a material impact on its consolidated financial statements.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

NOTE C - EARNINGS PER SHARE

The Company accounts for earnings/loss per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings/loss per common share. Basic earnings/loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per common share is computed assuming the conversion of common stock equivalents, when dilutive.

Components of basic and diluted earnings per share were as follows:

Three Months Ended
March 30, 2008

Net income available for common stockholders used in basic earnings per share	$457

Interest on convertible debt	122

Net income available for common stockholders after assumed conversion of diluted securities	$579

Weighted average outstanding shares of common stock	11,397,411

Dilutive effect of stock options and warrants	121,654

Dilutive effect of convertible debt	1,200,000

Weighted average outstanding shares of common stock and common stock equivalents	12,719,065

Earnings per share:

Basic	$0.04

Diluted	$0.04

For the three months ended March 30, 2008, the Company’s common stock equivalents, consisting of subordinated debt convertible into 5,874 common shares, were not included in computing diluted loss per share because their effects were anti-dilutive. For the three months ended April 1, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 372,382 shares of common stock, subordinated debt convertible into 1,550,081 common shares, and options to purchase 63,200 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the three months ended April 1, 2007, as there were no potentially dilutive securities outstanding.

NOTE D - ACQUISITION

On January 16, 2008, the Company acquired 100% of the outstanding shares of common stock of American Motive Power, Inc. (“AMP”) in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotives and locomotive engines and providing related goods and services to the railroad industry. The aggregate purchase price was $10,865 including $7,365 paid in cash at closing and 253,623 shares of MISCOR common stock valued at $13.80 per share, or $3,500. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions as of January 1, 2008, the effective date of the acquisition. The Company has initiated an independent valuation of the property, plant and equipment and intangible assets and will adjust long lived assets accordingly based on the results of the valuation. The preliminary allocation of the purchase price is as follows:

Current assets	$2,481
Property, plant and equipment	2,757
Goodwill	8,176
Current liabilities	(2,549)
$10,865

The following table presents the unaudited results of operations of the Company as if the acquisition had  been consummated as of January 1, 2007, and includes certain proforma adjustments, including depreciation and amortization on the assets acquired.

	Three months ended
	March 30, 2008	April 1, 2007

Revenues	$29,684	$16,965
Net earnings (loss)	$457	$(2,958)
Basic and diluted earnings (loss) per share	$0.04	$(0.38)

NOTE E - INVENTORY

Inventory consists of the following:

	March 30,	December 31,
	2008	2007

Raw materials	$6,317	5,197
Work-in-process	4,671	4,846
Finished goods	1,378	1,608
	12,366	11,651
Less: allowance for slow moving and obsolete inventories	(883)	(767)
	$11,483	$10,884

NOTE F – REVOLVING CREDIT LINE

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility is comprised of a $1,250 real estate term note and a $13,750 revolving note.  On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of

NOTE F – REVOLVING CREDIT LINE (CONTINUED)

the loans for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. (Note B).  The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008. Interest expense for the three months ended April 1, 2008 was $79. The outstanding balance on the revolving note was $4,776 at March 30, 2008. At March 30, 2008 there was $2.8 million available under the revolving credit line. The term note requires monthly principal payments of $10, plus interest, beginning on the first day of the month following receipt of the advance. No advances were received under the term note as of March 30, 2008.

The provisions of the revolving note include a lock-box agreement and also allow Wells Fargo, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). Based on further analysis of the terms of the revolving note, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Wells Fargo, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. Since the inception of the revolving note, Wells Fargo has not applied any additional reserves to the borrowing base calculation. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Wells Fargo to the borrowing base calculation. As a result, the Company classifies borrowings under the revolving note as a short-term obligation.

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $3,000, respectively, and secured convertible debentures issued to various investors (together, the “Subordinated Indebtedness”) (Note G).  Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

If the Company defaults under its obligations to Wells Fargo, then the interest on the outstanding principal balance of each note will increase by 3% until the default is cured or waived.  Other remedies available to Wells Fargo upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on the assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents. There are certain financial covenants including minimum book net worth and net income, maximum capital expenditures and debt service coverage ratios. The Company was in compliance with all covenants at March 30, 2008.

The Company may prepay the term note at any time, subject to certain prepayment penalties.  With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of the Company’s eligible construction related trade receivables up to $2,000 and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $13,750 less any reserves established by Wells Fargo (Note O).

As part of the financing, the Company paid debt issue costs of $45 and is amortizing these costs to interest expense over the three year term of the financing.  Interest expense was $3 for the three months ended March 30, 2008. Net debt issue cost at March 30, 2008 was $42. The Company also paid fees to Wells Fargo as part of the financing in the amount of $150. These fees were recorded as debt discount. The Company is accreting this

NOTE F – REVOLVING CREDIT LINE (CONTINUED)

debt discount to interest expense over the term of the credit facility. Interest expense was $10 for the three months ended March 30, 2008. Net debt discount at March 30, 2008 related to this instrument was $142.

NOTE G - DEBT

Long-term debt

Long-term debt consists of the following:

	March 30,	December 31,
	2008	2007

Note payable to its Stockholder, due December 2008, plus interest at prime rate less 1% (4.25% at March 30, 2008 and 6.25% at December 31, 2007, respectively) secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $-0- and $15 at March 30, 2008 and December 31, 2007, respectively)	50	2,965

Note payable to former employee in annual principal payments of $10, unsecured and without interest, paid off March 7, 2008	-	10

Notes payable to former stockholders of 3-D Service, Ltd. due November 30, 2010, plus interest at prime rate (5.25% at March 30, 2008 and 7.25% at December 31, 2007, respectively) secured by a subordinated interest in machinery and equipment of 3-D Service, Ltd.	4,000	4,000

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	191	197

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles, paid off in January 2008	-	15

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	15	18

Capital lease obligations	22	26
	7,278	10,231
Less: current portion	100	3,036

	$7,178	$7,195

NOTE G - DEBT (CONTINUED)

Note payable to stockholder

The Company was indebted to its CEO for a note payable with a balance of $3,000 at March 30, 2008 (see Note I).  Interest is payable monthly at prime less 1%. The note is convertible into 1,200,000 shares of common stock at a price of $2.50 per share. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%.   It is the Company’s intention to extend the maturity in the event the note is not converted into shares of MISCOR common stock. Accordingly, the note has been classified as long-term debt. Interest expense on the note was $42 and $54 for the three months ended March 30, 2008 and April 1, 2007, respectively.

Long-term debt, debentures

In January 2005, the Company commenced a private offering (the “Debenture Offering”) of a maximum of $4,025 principal amount of subordinated secured convertible debentures. The Company issued the maximum $4,025 principal amount of debentures as of May 5, 2005. The debentures, which were payable on February 28, 2008, bore interest at the rate of 6% per year, which were payable upon conversion, redemption or maturity.

The Company reserved 472,844 shares of common stock for issuance upon conversion of the debentures. During the three months ended April 1, 2007, certain debenture holders converted $1,045 of the aggregate principal amount of the debentures into 122,763 shares of common stock. During the three months ended March 30, 2008, certain debenture holders converted $2,690 of the aggregate principal amount of debentures into 316,017 shares of common stock. As a result, $544 accrued interest was forfeited and written off against common stock in conjunction with the conversion of $2,690 of the aggregate principal amount of the debentures. In addition, the Company redeemed debentures in the amount of $342, including interest of $52. At March 30, 2008 there was one debenture outstanding for $50 (Note O).

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.025 per share. The Company has allocated warrants to purchase 170,224 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants is $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $15 and $49 for the three months ended March 30, 2008 and April 1, 2007, respectively. In addition, for the three months ended April 1, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. As of March 30, 2008, warrants to purchase 167,052 shares had been exercised.

The Company issued to its placement agent in the Debenture Offering, as compensation for its services, ten-year warrants to purchase 247,320 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546. As of March 30, 2008, warrants to purchase 246,320 shares had been exercised.

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, the Company issued to its securities counsel in the Debenture Offering, as compensation for its services, 2,000 shares of the Company’s common stock, the fair value of which was $12. The summation of these debt issue costs was $2,095. Interest expense was $40 and $131 for the three months ended March 30, 2008 and April 1, 2007, respectively.  In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures in the three months ended April 1, 2007.

NOTE G - DEBT (CONTINUED)

Senior Debt Financing

On January 18, 2007, the Company paid off all senior debt financing, accrued interest and prepayment penalties of $9,921, $42, and $517, respectively, upon the issuance of 2,500,000 shares of its common stock at a price of $5.00 per share for a total of $12,500. The remaining proceeds of $2,020 were used to pay for related legal costs, for general working capital purposes and to reduce accounts payable. The Company recorded a loss on the extinguishment of debt of $2,300.

On March 9, 2007, the Company obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. Borrowings under the note will be used for capital expenditures and working capital purposes. Interest is payable monthly at ½% over prime, as published in the Wall Street Journal. The facility contains annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility will occur if, among other things, the Company fails to make a required payment on time or when due, fails to keep the secured property insured, defaults under any other agreements with MFB Financial, is involved in any legal proceeding by a creditor for the collection of debt, becomes insolvent, or makes any misrepresentation in financial information provided to MFB Financial, or the Company does or fails to do something that causes MFB Financial to believe that it will have difficulty collecting the debt. Interest is payable monthly at ½% over the Wall Street Journal prime rate.  Interest expense was $-0- for the three months ended April 1, 2007. the revolving credit agreement was canceled in December 2007.

Aggregate maturities of long-term debt for the periods subsequent to March 30, 2008 on a calendar year basis are as follows:

Year ending December 31,
2008	$95
2009	33
2010	4,027
2011	29
2012	31
Thereafter	3,063

Following is a summary of interest expense for the three months ended March 30, 2008 and April 1, 2007:

	March 30, 2008	April 1, 2007

Interest expense on principal	$239	$235

Amortization of debt issue costs	46	172

Amortization of debt discount -debentures and revolving notes payable	23	58

Total interest expense	$308	$465

NOTE H - STOCKHOLDERS’ EQUITY

Equity Incentive Plans

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. No shares were issued under the ESPP during the three months ended  March 30, 2008 and April 1, 2007.

2005 Stock Option Plan

The Company recorded compensation expense related to all stock options of $7 for the three months ended March 30, 2008 and April 1, 2007, respectively.

2005 Restricted Stock Purchase Plan

Compensation expense related to all restricted stock offers of $10 and $8 was recorded for the three months ended March 30, 2008 and April 1, 2007, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for an unsecured, non-interest bearing note payable with a balance of $10 at December 31, 2007. The Company paid off the note in March 2008.

Long-term debt, stockholder

The Company was indebted to its Chief Executive Officer and stockholder for a note payable with a balance of $3,000 at March 30, 2008 (see Note G). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $42 and $54 for the three months ended March 30, 2008 and April 1, 2007, respectively.

The Company was indebted to the former shareholders of 3-D, both of whom are shareholders of MISCOR and one of whom is President of Magnetech Industrial Services, Inc. (“MIS”), for notes payable with a balance of $2,000 each at March 30, 2008 (see Note F). Interest is payable monthly at prime. The loans mature on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $83 and $82 for the three months ended March 30, 2008 and April 1, 2007, respectively.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $39 and $38 for the three months ended March 30, 2008 and April 1, 2007 respectively.

NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

Leases (continued)

In January 2007, the Company began leasing a new facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 for the three months ended March 30, 2008 and April 1, 2007, respectively.

In November 2007, The Company began leasing a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 for the three months ended March 30, 2008.

NOTE J - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At March 30, 2008 and December 31, 2007, approximately 14% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 19% and 18%, respectively, of gross receivables were due from entities in the railroad industry. No single customer accounted for more than 10% of gross accounts receivable at March 30, 2008 and December 31, 2007. Additionally, no single customer accounted for more than 10% of sales for the three months ended March 30, 2008 and April 1, 2007.

NOTE K - COMMITMENTS AND CONTINGENCIES

Leases

In January 2008, as part of the AMP acquisition, the Company entered into a seven year lease agreement with Dansville Properties, LLC, which is controlled by AMP’s former majority shareholder.  Rent expense under the lease was $80 for the three months ended March 30, 2008.

Collective bargaining agreements

At March 30, 2008 and December 31, 2007, approximately 32% and 37%, respectively, of the Company’s employees were covered by collective bargaining agreements.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Debt

The fair value of debt differs from the carrying amount due to favorable interest terms on debt with its Chief Executive Officer and stockholder. At March 30, 2008 and December 31, 2007, the aggregate fair value of debt, with an aggregate carrying value of $12,054 and $10,231, respectively, is estimated at $13,524 and $11,336, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE M - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. The Company operates primarily in two segments: repair, remanufacturing and manufacturing and construction and engineering services.

The repair, remanufacturing and manufacturing segment is primarily engaged in providing maintenance and repair services to the electric motor industry, repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries, locomotives and locomotive engines for the rail industry,  and power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries. The construction and engineering services segment provides a wide range of electrical and mechanical contracting services, mainly to industrial, commercial and institutional customers

The Company evaluates the performance of its business segments based on net income or loss. Corporate administrative and support services for the Company are not allocated to the segments but are presented separately.

NOTE M – SEGMENT INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments as of and for the three months ended March 30, 2008 and April 1, 2007 is shown in the following tables:

2008	Repair, Remanufacturing & Manufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	March 30, 2008 Consolidated

External revenue:
Product sales	$6,221	$-	$-	$-	$6,221
Service revenue	14,987	8,512	-	-	23,499
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	13	-	(13)	-
Depreciation - cost of revenues	431	29	-	-	460
Gross profit	3,724	1,019	-	-	4,743
Other depreciation & amortization	160	5	8	-	174
Interest expense	136	-	172	-	308
Net income (loss)	1,310	504	(1,357)	-	457
Total assets	59,440	11,583	1,955	-	72,977
Capital expenditures	267	1	50	-	318

2007	Repair, Remanufacturing & Manufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	April 1, 2007 Consolidated

External revenue:
Product sales	$5,226	$-	$-	$-	$5,226
Service revenue	6,905	4,015	-	-	10,920
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	16	-	(16)	-
Depreciation - cost of revenues	163	32	-	-	195
Gross profit	2,232	615	-	-	2,847
Other depreciation & amortization	10	7	20	-	37
Interest expense	69	-	396	-	465
Net income (loss)	609	206	(3,404)	-	(2,589)
Total assets	20,459	5,332	2,312	-	28,103
Capital expenditures	44	1	8	-	53

NOTE N - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Three months ended
	March 30, 2008	April 1, 2007

Conversion of subordinated debentures	$3,234	$979
Issuance of restricted stock	-	22
Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	2,549	-
Issuance of common stock in conjunction with acquisition	3,500	-
Cashless exercise of warrants	16	-

NOTE O – SUBSEQUENT EVENTS

Subordinated Debentures

In April 2008, the Company redeemed the last remaining debenture for $59, including interest of $9 (Note G).

Revolving line of credit

In April 2008, the Company and Wells Fargo amended the credited facility entered into in January 2008. The amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2,000 limitation. The amendment also provided a three year term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in two segments: repair, remanufacturing and manufacturing, and construction and engineering services.

The repair, remanufacturing and manufacturing segment is primarily engaged in providing maintenance and repair services to the electric motor industry, repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries,  locomotives and locomotive engines for the rail industry and power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries. The construction and engineering services segment provides a wide range of electrical contracting services, mainly to industrial, commercial and institutional customers.

We evaluate the performance of our business segments based on net income or loss. Corporate administrative and support services for MISCOR are not allocated to the segments but are presented separately.

Recent Developments

On January 14, 2008, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility is comprised of a $1,250,000 real estate term note and a $13,750,000 revolving note.  On January 16, 2008, we borrowed $7,500,000 under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. discussed below.  The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10,000, plus interest, beginning on the first day of the month following receipt of the advance. The term note was funded in April 2008.

On January 14, 2008, we amended our Amended and Restated Articles of Incorporation to effect a 1-for-25 reverse stock split of our issued and outstanding and authorized but unissued shares of common stock (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, each 25 shares of our common stock, whether issued and outstanding, held by MISCOR as treasury stock, or authorized but unissued, was combined into one share of common stock.  Any shareholder who held a fractional share of common stock after giving effect to the Reverse Stock Split received in cash, in lieu of such fractional share, an amount equal to the product of (i) $0.566, which was the mean of the average of the closing bid and ask prices of our common stock as quoted on the OTC Bulletin Board for the five business days before the effective date of the Reverse Stock Split, multiplied by (ii) 25, multiplied by (iii) the fractional share. As a result of the Reverse Stock Split, the symbol assigned to MISCOR’s common stock for quotation on the OTC Bulletin Board was changed from “MCGL” to “MIGL”. The Reverse Stock Split was approved by our Board of Directors on November 30, 2007 and became effective on January 14, 2008 by the filing of articles of amendment to our Amended and Restated Articles of Incorporation with the Indiana Secretary of State. Under Indiana law, the Reverse Stock Split did not require shareholder approval.

On January 16, 2008, we acquired 100% of the outstanding shares of common stock of American Motive Power, Inc. (“AMP”). Accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotives and locomotive engines and providing related goods and services to the railroad industry.

On February 8, 2008, we amended our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000 to 20,000,000 shares (the “Stock Increase”). The Stock Increase was approved by our shareholders at a special meeting on February 7, 2008, and became effective on February 8, 2008, by the filing of articles of amendment to our Amended and Restated Articles of Incorporation with the Indiana Secretary of State.

In February 2008, certain debenture holders exercised their options under the debenture offering to convert $2,690 into 316,013 shares of our common stock at a price of $8.512316 per share (see Note G). In accordance with the provisions of the debenture offering, the debenture holders did not receive any payment of accrued interest. In February 2008, we redeemed the remaining outstanding debentures in the amount of $342 including interest of $52.

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

Revenue recognition. Revenues in our repair, remanufacturing and manufacturing segment consist primarily of product sales and service of industrial magnets, electric motors, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based on historical experience. Our revenue recognition policies are in accordance with Staff Accounting Bulletins No. 101 and No. 104.

Revenues from Martell Electric, LLC’s electrical contracting business, Ideal Consolidated, Inc.’s (“Ideal”) mechanical contracting business, and long term contracts from the remanufacturing and rebuilding of locomotives and locomotive engines at AMP are recognized on the percentage-of-completion method in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, measured by the percentage of cost incurred to date to estimated total costs to complete for each contract. Costs incurred on contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on contracts are recorded as part of other current liabilities.

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

Goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets other than goodwill are amortized over their useful lives, unless the useful lives are determined to be indefinite.

Goodwill represents the excess cost of companies acquired over the fair value of their net   assets at the dates of acquisition.  Goodwill, which is not subject to amortization, is required to be tested for impairment, at least annually, and written down when impaired.  In accordance with SFAS No. 142, goodwill is tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.  Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value.

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing, which is three years. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which initially was two years. However, in April 2006, the debenture holders agreed to extend the maturity of the debentures from February 28, 2007 to February 28, 2008. Beginning in April 2006, the unamortized costs related to the debenture financing were amortized through the extended maturity date.

Warranty costs. We warrant workmanship after the sale of our products. We record an accrual for warranty costs based upon the historical level of warranty claims and our management’s estimates of future costs.

Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48.

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

New Accounting Standards.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this standard on January 1, 2009 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS 160 on our consolidated financial statements.

Results of Operations

Three Months Ended March 30, 2008 Compared to Three Months Ended April 1, 2007

Revenues. Total revenues increased by $13.5 million or 83% to $29.7 million in 2008 from $16.2 million in 2007. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $9.0 million or 74% and construction and engineering services segment revenues of $4.5 million or 112%.

The increase in repair, remanufacturing and manufacturing segment revenue resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $5.5 million or 61% as a result of the 3-D acquisition in November 2007, increases in revenue of diesel engine components of $.6 million or 21% and sales from the acquisition of AMP in January 2008 of $2.9 million.

The increase in construction and engineering services revenue resulted from increases in electrical contracting revenues of $1.8 million, increases in power distribution systems revenues of $.4 million and sales from the acquisition of Ideal in October 2007 of $2.2 million.

Cost of Revenues. Total cost of revenues in 2008 was $25.0 million or 84% of total revenues compared to $13.3 million or 82% of total revenues in 2007. The increase of $11.7 million in cost of revenues was due primarily to the overall increase in our total revenues.

Gross Profit. Total gross profit in 2008 was $4.7 million or 16% of total revenues compared to $2.9 million or 18% of total revenues in 2007. The increase in gross profit of $1.8 million was due to the overall increase in total revenues. The decrease in gross profit of 2% as a percentage of total revenues from 18% to 16% was due to decreases in gross profit of 1.0% and 3.3% in the repair, remanufacture and manufacture segment and construction and engineering services segment, respectively.

The decrease in gross profit in the repair, remanufacture and manufacture segment resulted from unabsorbed overhead at AMP due to initial overcapacity, which was partially offset by improved gross profit from motors, magnets and diesel engine components. Gross profit as a percentage of total revenues in the construction and engineering services segment decreased due to lower gross profit from mechanical contracting services and a decline in gross profit from power distribution systems revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.0 million in 2008 compared to $2.7 million in 2007. Selling expenses increased 40% to $1.4 million in 2008 from $1.0 million in 2007 primarily due to higher salaries, fringe benefits and commissions related to the 83% growth in total revenues. General and administrative expenses increased $0.9 million, or 53%, to $2.6 million in 2008 from $1.7 million in 2007 due to the acquisitions of Ideal, 3-D and AMP.

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in the three months ended April 1, 2007 related to the payoff of the Laurus senior secured debt.

Interest Expense. Interest expense decreased in 2008 to $0.3 million from $0.5 million in 2007 as a result of lower amortization of debt issue costs and debt discount in 2008 related to the convertible debentures. Interest on principal debt was the substantially the same in 2008 and 2007.

Provision for Income Taxes. Through 2007, we experienced net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax assets which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Income/Loss. Net income in 2008 was $0.5 million compared to a net loss of $2.6 million in 2007. The $3.1 million improvement was due to the loss on debt extinguishment recorded in 2007 and the increase in operating income from increased sales in 2008.

Liquidity and Capital Resources

At March 30, 2008, we had $0.9 million of cash and approximately $14.1 million of working capital.   Working capital decreased approximately $3.7 million from approximately $17.8 million at December 31, 2007. The decrease in working capital was due mainly to cash consideration paid for the acquisition of AMP in January 2008 of $7.4 million, less payment and redemption of the convertible debentures of $2.9 million. Our total debt to equity ratio increased slightly from approximately .6:1 to .65:1 from December 31, 2007 to March 30, 2008.

Through December 31, 2007, we incurred operating losses since we began operations in 2000. The operating losses were due to start up costs, including start up costs associated with acquisitions, underutilized operating capacity and costs incurred to build a corporate infrastructure sufficient to support increasing sales from existing operations and acquisitions for the foreseeable future. We funded these accumulated operating losses, increases in working capital, contractual obligations, acquisitions and capital expenditures with investments and advances from our Chief Executive Officer and stockholder ($7.2 million), a private debt offering ($4.0 million), private equity offerings ($35.2 million), trade credit and bank loans.

We recorded net income of $0.5 million for the three months ended March 30, 2008. Our net loss for the three months ended April 1, 2007 of $2.6 million included non-cash expenditures of depreciation and amortization of $0.2 million and loss on debt extinguishment of $2.3 million.

Net cash provided by operating activities was $1.2 million for the three months ended March 30, 2008, and net cash utilized by operating activities was $0.8 million for the three months ended April 1, 2007. For the three months ended March 30, 2008, net cash provided by operations resulted from net income of $0.5 million, and depreciation and amortization of $0.7 million.  For the three months ended April 1, 2007, net cash utilized by operating activities was due to the net loss of $2.6 million and changes in working capital of $0.5 million, less depreciation and amortization of $2.3 million.

Accounts receivable and inventory may increase if sales increase. Certain of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Further, in January 2008 we acquired 100% of the common stock of AMP for $7.4 million in cash and $3.5 million in common stock. AMP had incurred operating losses from inception in 2005 through 2007 and may continue to incur losses and utilize cash in 2008. This may result in the increase in past due accounts payable and further delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments and service to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business.

During the three months ended March 30, 2008 and April 1, 2007, net cash utilized in investing activities was $7.4 million and $0.1 million, respectively. In 2008, net cash utilized consisted of the acquisition of AMP of $7.1 million, net of cash acquired, and capital expenditures of $0.3 million. In 2007 net cash utilized in investing activities consisted of capital expenditures.

We generated approximately $4.3 million from financing activities during the three months ended March 30, 2008, primarily from borrowings under the Wells Fargo credit facility. We generated approximately $1.4 million from financing activities during the three months ended April 1, 2007, primarily from the sale of our common stock of approximately $12.4 million, less the payoff of all senior secured debt due to Laurus of approximately $11.0 million.

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

From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bore interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders did not elect to convert their debentures. Each debenture holder had the option to convert principal and accrued interest under the debentures into the number of shares of our common stock determined by dividing the principal amount by a fixed conversion price of $8.5123, subject to certain anti-dilution adjustments.

During the three months ended March 30, 2008 and April 1, 2007, debenture holders converted approximately $2.7 million and $1.0 million, respectively, of the aggregate principal amount of the subordinated debt. As of March 30, 2008 there was $50,000 in outstanding convertible debentures which were redeemed in full with interest in April 2008.

In August 2005, we entered into a $10.0 million credit facility with Laurus. In May 2006, we entered into an additional $3.7 million credit facility with Laurus. In January 2007, we paid off all amounts due Laurus with proceeds from the Tontine equity financing described below.

On January 18, 2007, we sold 2,000,000 shares of common stock to Tontine Capital Partners, L.P. (“TCP”) and 500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. (“TCOMF”, and collectively with TCP, “Tontine”) for $5.00 per share or $12.5 million (amounts stated after giving effect to the Reverse Stock Split). Proceeds were used to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds for working capital and to reduce past due accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We used the borrowings under the note for capital expenditures, working capital purposes and the acquisition of Ideal. The revolving credit facility was paid off in full in December 2007 with proceeds from the November 30, 2007 equity financing described below.

On November 30, 2007, we sold 2,666,667 shares of common stock to TCP and 666,666 shares of common stock to TCOMF for $6.00 per share or $20.0 million (amounts stated after giving effect to the Reverse Stock Split). Proceeds were used to fund the acquisition of 3-D for $16.7 million and to retire all amounts due to our senior lender under a revolving credit facility as of that date in the amount of $2.02 million including interest of $5,000. We used the balance of the proceeds for working capital.

On January 14, 2008, we entered into a credit facility with Wells Fargo. The credit facility is comprised of a $1.25 million real estate term note and a $13.75 million revolving note. On January 16, 2008, we borrowed $7.5 million under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP.

The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on our assets; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in our subsidiaries. The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments. The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10,000, plus interest, beginning on the first day of the month following receipt of the advance. The $1.25 million real estate term note was funded in April 2008.

We have promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell in the original principal amounts of $2.0 million, $2.0 million and $3.0 million, respectively (together, the “Subordinated Indebtedness”). Subordination agreements have been executed that subordinate our obligations under the Subordinated Indebtedness to the Wells Fargo credit facility.

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

We may prepay the term note at any time, subject to certain prepayment penalties.  With respect to the revolving note, we may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of our eligible construction related trade receivables up to $2 million and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $13.75 million less any reserves established by Wells Fargo.

In April 2008, we amended the Wells Fargo credit facility entered into in January 2008. The amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2 million limitation. The amendment also provided a three year term note in the amount of $1 million, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21,000 plus interest at the bank’s prime rate beginning June 1, 2008.

We believe that our existing working capital, cash provided by operations and our existing credit facility with Wells Fargo, under which we had all $2.8 million available as of March 30, 2008, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We also believe that we will continue to improve relationships with our vendors and ensure a more steady supply of parts and materials. We may, however, need to raise additional debt or equity capital to fund certain future business acquisitions. As of March 30, 2008, we did not have any material commitments for capital expenditures.

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

Management has based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information we are required to disclose in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 15, 2008 the Company issued 253,623 shares of common stock to Lawrence Mehlenbacher in connection with the Company’s acquisition of AMP at a price of $13.80 per share or $3.5 million. The Company did not register the issued shares of common stock with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act, relating to offers of securities by an issuer not involving any public offering, and Rule 506 of Regulation D promulgated under the Securities Act.

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of March 30, 2008, we have issued 15,357,310 shares upon the exercise of warrants, and we have received proceeds of $131,514 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.7 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on February 7, 2008. At this meeting, the Company’s shareholders voted on a proposal to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000 to 20,000,000. The Company’s shareholders approved the proposal by the following votes:

Number of Votes
For	Withheld	Against
8,585,832	2,534,718	-0-

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

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

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed by the registrant on March 31, 2008)
10.1a@	2005 Restricted Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.1b@
Amendment to the MISCOR 2005 Restricted Stock Purchase Plan, effective February 7, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

10.2*
Credit and Security Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.3
Revolving Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.4
Real Estate Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.5
Real Estate Mortgage, Security Agreement and Assignment of Rents and Leases dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.6
Collateral Pledge Agreement dated January 14, 2008, between Wells Fargo Bank and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.7
Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and 3-D Service, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.8
Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.9
Standby Letter of Credit Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.10
Subordination Agreement between Wells Fargo Bank and John A. Martell (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.11
Subordination Agreement between Wells Fargo Bank and Strasbourger, Pearson, Tulcin, Wolffe, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

Exhibit No.	Description

10.12
Subordination Agreement among Wells Fargo Bank, BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.13
Lease Agreement dated January 16, 2008, between Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.14
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.15
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Richard Rizzieri (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.16
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Thomas Coll (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.17
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Gary Walsh (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.18
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Joseph Fearon (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.19
Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.20
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

MISCOR GROUP, LTD.

May 14, 2008	By:	/s/ Richard J. Mullin
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

4.1	Specimen certificate of common stock (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed by the registrant on March 31, 2008)
10.1a@	2005 Restricted Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.1b@
Amendment to the MISCOR 2005 Restricted Stock Purchase Plan, effective February 7, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

10.2*
Credit and Security Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.3
Revolving Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.4
Real Estate Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.5
Real Estate Mortgage, Security Agreement and Assignment of Rents and Leases dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.6
Collateral Pledge Agreement dated January 14, 2008, between Wells Fargo Bank and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.7
Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and 3-D Service, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.8
Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.9
Standby Letter of Credit Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.10
Subordination Agreement between Wells Fargo Bank and John A. Martell (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.11
Subordination Agreement between Wells Fargo Bank and Strasbourger, Pearson, Tulcin, Wolffe, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.12
Subordination Agreement among Wells Fargo Bank, BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

Exhibit No.	Description

10.13
Lease Agreement dated January 16, 2008, between Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.14
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.15
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Richard Rizzieri (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.16
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Thomas Coll (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.17
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Gary Walsh (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.18
Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Joseph Fearon (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.19
Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.20
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

*
MISCOR has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-3K. MISCOR will furnish a copy of any omitted schedule or similar attachment to the Commission upon request.

@	Denotes a management contract or compensatory plan.