Form 10-Q
period 2008-06-29
MISCOR GROUP, LTD.
filed 2008-08-13
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2008
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 6, 2008, there were 11,731,393 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share and per share data)

ASSETS
	June 29, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash	$–	$2,807
Accounts receivable, net of allowance for doubtful accounts of $760 and $669, respectively	20,426	17,233
Inventories, net	11,422	10,884
Prepaid expenses and other current assets	4,622	2,006
Total current assets	36,470	32,930

PROPERTY AND EQUIPMENT, net	12,981	10,125

OTHER ASSETS
Deposits and other assets	225	182
Goodwill	13,531	8,003
Debt issue costs, net	38	40
Customer relationships, net	9,191	7,568
Other intangible assets, net	1,451	699
Total other assets	24,436	16,492

Total Assets	$73,887	$59,547
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $145 and $-0-, respectively	$3,749	$–
Current portion of long-term debt, net of discount of $-0- and $15, respectively	674	3,036
Accounts payable	8,236	7,530
Accrued expenses and other current liabilities	7,352	4,558
Total current liabilities	20,011	15,124

LONG TERM LIABILITIES
Long-term debt	4,010	2,195
Long-term debt, Officers	4,750	5,000
Total long-term liabilities	8,760	7,195

Total liabilities	28,771	22,319

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	–	–
Common stock, no par value; 30,000,000 shares authorized; 11,727,209 and 11,129,012 shares issued and outstanding, respectively	50,767	43,967
Additional paid in capital	9,123	9,019
Deferred compensation	(137)	(55)
Accumulated deficit	(14,637)	(15,703)
Total Stockholders' equity	45,116	37,228

Total Liabilities and Stockholders' Equity	$73,887	$59,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data)

	For the 3 months ended June 29, 2008	For the 3 months ended July 1, 2007	For the 6 months ended June 29, 2008	For the 6 months ended July 1, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$6,399	$5,797	$12,620	$11,023
Service revenue	24,165	10,967	47,664	21,887
Total revenues	30,564	16,764	60,284	32,910

COST OF REVENUES
Product sales	4,905	4,039	9,592	8,077
Service revenue	20,590	9,813	40,881	19,074
Total cost of revenues	25,495	13,852	50,473	27,151

Gross Profit	5,069	2,912	9,811	5,759

Selling, general and administrative expenses	4,068	2,449	8,066	5,120

Operating income	1,001	463	1,745	639

Other (income)/expense
Loss on debt extinguishment	-	-	-	2,300
Gain on sale of fixed assets	(22)	-	(42)	-
Interest expense	187	250	495	715
	165	250	453	3,015
Income before taxes	836	213	1,292	(2,376)
Income tax expense	226	-	226	-

NET INCOME (LOSS)	$610	$213	$1,066	$(2,376)

Basic and diluted earnings (loss) per share	$0.05	$0.03	$0.09	$(0.33)

Weighted average shares outstanding:
Basic	11,717,898	7,496,394	11,558,540	7,161,794
Diluted	13,030,301	8,840,183	12,875,897	7,161,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands, except share and per share data)

	For the 6 months ended
	June 29, 2008	July 1, 2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net cash utilized by operating activities	$(159)	$(805)

INVESTING ACTIVITIES
Acquisition of business assets, net of cash acquired	(7,192)	-
Acquisition of property and equipment	(1,188)	(188)
Proceeds from disposal of property and equipment	108	2
Net cash utilized by investing activities	(8,272)	(186)

FINANCING ACTIVITIES
Payments on capital lease obligations	(29)	(19)
Short term borrowings, net	3,723	(6,438)
Borrowings of long-term debt	2,250	-
Repayments of long-term debt	(343)	(4,040)
Proceeds from the issuance of shares and exercise of warrants	68	12,519
Debt issuance costs	(45)	-
Payment of stock issuance costs	-	(75)
Net cash provided by financing activities	5,624	1,947

INCREASE (DECREASE) IN CASH	(2,807)	956

Cash, beginning of period	2,807	297
Cash, end of period	$-	$1,253

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$407	$169

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS IN THE PERIOD ENDED JUNE 29, 2008
(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and six months ended June 29, 2008 and July 1, 2007, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the six months ended June 29, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for the most recent disclosure of the Company’s accounting policies.

The Company completed a 1 for 25 reverse stock split of its common stock effective January 14, 2008. Accordingly, all shares, share prices and earnings (loss) per share presented in the interim consolidated financial statements reflect the effect of the reverse stock split.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Long-term debt, Stockholder was renamed Long-term debt, Officers on the condensed consolidated balance sheets. In addition, Long-term debt in the amount of $2,000 was reclassified to Long-term debt, Officers as of December 31, 2007. These reclassifications had no effect on the Company’s consolidated statements of operations or cash flows.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net income available for common stockholders used in basic earnings per share	$610	$213	$1,066	$(2,376)

Interest on convertible debt	31	54	72	-

Net income available for common stockholders after assumed conversion of diluted securities	$641	$267	$1,138	$(2,376)

Weighted average outstanding shares of common stock	11,717,898	7,496,394	11,558,540	7,161,794

Dilutive effect of stock options and warrants	112,403	143,789	117,357	-

Dilutive effect of convertible debt	1,200,000	1,200,000	1,200,000	-

Weighted average outstanding shares of common stock and common stock equivalents	13,030,301	8,840,183	12,875,897	7,161,794

Earnings (loss) per share:

Basic	$0.05	$0.03	$0.09	$(0.33)

Diluted	$0.05	$0.03	$0.09	$(0.33)

For the three months ended July 1, 2007, the Company’s common stock equivalents, consisting of subordinated debt convertible into 350,081 common shares, were not included in computing diluted loss per share because their effects were anti-dilutive. For the six months ended July 1, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 372,382 shares of common stock, subordinated debt convertible into 1,550,081 common shares, and options to purchase 61,200 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive. Basic and diluted loss per share were the same for the six months ended July 1, 2007, as there were no potentially dilutive securities outstanding.

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

NOTE D – ACQUISITION (CONTINUED)

The aggregate purchase price was $10,977, including $7,365 paid in cash at closing, costs of acquisition of $112, and 253,623 shares of MISCOR common stock valued at $13.80 per share, or $3,500. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions as of January 1, 2008, the effective date of the acquisition, and an independent valuation of the property, plant and equipment and intangible assets.

The preliminary allocation of the purchase price based on the independent valuation is as follows:

Current assets	$2,481
Property, plant and equipment	2,758
Goodwill	5,527
Customer relationships	1,870
Non-compete agreements	790
Mutual services agreement	100
Current liabilities	(2,549)
$10,977

The intangible assets have an 11-year weighted average useful life comprised of customer relationships (15-years), non-compete agreements (3-years) and mutual services agreement (3-years). The $5,527 of goodwill was assigned to the repair, remanufacturing and manufacturing segment. No portion of the goodwill is expected to be deductible for income tax purposes.

The following table presents the unaudited results of operations of the Company as if the acquisition had been consummated as of January 1, 2007, and includes certain proforma adjustments, including depreciation and amortization on the assets acquired.

	Six months ended
	June 29, 2008	July 1, 2007

Revenues	$60,284	$35,495
Net earnings (loss)	$1,066	$(3,195)
Basic and diluted earnings (loss) per share	$0.09	$(0.43)

NOTE E - INVENTORY

Inventory consists of the following:

	June 29,	December 31,
	2008	2007

Raw materials	$6,797	$5,197
Work-in-process	4,276	4,846
Finished goods	1,239	1,608
	12,312	11,651
Less: allowance for slow moving and obsolete inventories	(890)	(767)
	$11,422	$10,884

NOTE F – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 29, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Patents and trademarks	$4	$(2)	$2	$4	$(2)	$2
Technical library	700	(20)	680	700	(3)	697
Non-compete agreements	790	(121)	669	-	-	-
Mutual services agreement	100	-	100	-	-	-
Customer relationships	9,470	(279)	9,191	7,600	(32)	7,568
	$11,064	$(422)	$10,642	$8,304	$(37)	$8,267

The estimated future amortization expense related to intangible assets for the periods subsequent to June 29, 2008 on a calendar year basis is as follows:

Years Ending December 31,	Amount

2008	$419
2009	805
2010	805
2011	520
2012	509
Thereafter	7,583
$10,642

NOTE G – REVOLVING CREDIT LINE

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility is comprised of a $1,250 real estate term note and a $13,750 revolving note.  On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. (Note D).  The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  The real estate term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $3,894 at June 29, 2008. At June 29, 2008 there was $5,200 available under the revolving credit line. The real estate term note requires monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. The outstanding balance under the real estate term note as of June 29, 2008 was $1,240.

The provisions of the revolving note include a lock-box agreement and also allow Wells Fargo, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. These provisions satisfy the requirements for consideration of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). Based on

NOTE G – REVOLVING CREDIT LINE (CONTINUED)

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

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $3,000, respectively (together, the “Subordinated Indebtedness”) (Note H).  Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

If the Company defaults under its obligations to Wells Fargo, then the interest on the outstanding principal balance of each note will increase by 3% until the default is cured or waived.  Other remedies available to Wells Fargo upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on the assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents. There are certain financial covenants including minimum book net worth and net income, maximum capital expenditures and debt service coverage ratios. The Company was not in compliance with one of its financial covenants at June 29, 2008; however, the Company received a waiver for the covenant violation from the lender.

The Company may prepay the term note at any time, subject to certain prepayment penalties.  With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of the Company’s eligible construction related trade receivables up to $2,000 and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $13,750 less any reserves established by Wells Fargo. In April 2008, the Company and Wells Fargo amended the credited facility entered into in January 2008. The amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2,000 limitation.

As part of the financing, the Company paid debt issue costs of $45 and is amortizing these costs to interest expense over the three year term of the financing.  Interest expense was $4 and $7 for the three and six months ended June 29, 2008, respectively. Net debt issue cost at June 29, 2008 was $38. The Company also paid fees to Wells Fargo as part of the financing in the amount of $171. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility. Interest expense was $16 and $26 for the three and six months ended June 29, 2008, respectively. Net debt discount at June 29, 2008 related to this instrument was $145.

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of June 29, 2008 was $979.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and debt discount, for the three and six months ended June 29, 2008 was $80 and $158, respectively.

NOTE H - DEBT

Long-term debt

Long-term debt consists of the following:

	June 29,	December 31,
	2008	2007

Note payable to officer, due December 2008, plus interest at prime rate less 1% (4.00% at June 29, 2008 and 6.25% at December 31, 2007, respectively) secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $-0- and $15 at June 29, 2008 and December 31, 2007, respectively)	-	2,965

Note payable to former employee in annual principal payments of $10, unsecured and without interest, paid of March 7, 2008	-	10

Notes payable to former stockholders of 3-D Service, Ltd. due November 30, 2010, plus interest at prime rate (5.00% at June 29, 2008 and 7.25% at December 31, 2007, respectively) secured by a subordinated interest in machinery and equipment of 3-D Service, Ltd.	4,000	4,000

Note payable to bank in monthly installments of $10 through May 2012, plus interest at prime rate (5.00% at June 29, 2008) secured by certain real estate	1,240	-

Note payable to bank in monthly installments of $21 through May 2018, plus interest at prime rate (5.00% at June 29, 2008) secured by inventory and substantially all machinery and equipment	979	-

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	185	197

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles paid off in January 2008	-	15

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	12	18

Capital lease obligations	18	26
	9,434	10,231
Less: current portion	674	3,036

	$8,760	$7,195

NOTE H - DEBT (CONTINUED)

Notes payable to officers

The Company is indebted to its CEO for a note payable with a balance of $3,000 at June 29, 2008 (see Note J).  Interest is payable monthly at prime less 1%. The note is convertible into 1,200,000 shares of common stock at a price of $2.50 per share. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%.  If the Company elects to extend the maturity, it must begin making principal payments of $50, plus interest, beginning February 1, 2009. It is the Company’s intention to extend the maturity in the event the note is not converted into shares of MISCOR common stock. Accordingly, the note, less the current portion, has been classified as long-term debt. Interest expense on the note was $31 and $54 for the three months, and $72 and $109 for the six months ended June 29, 2008 and July 1, 2007, respectively.

The Company is indebted to the former shareholders of 3-D, one of whom is President of MIS, for a note payable with a balance of $2,000 at December 31, 2007.  Interest is payable monthly at prime. The loan matures on November 30, 2010.  Interest expense for the three and six months ended June 29, 2008 was $27 and $63, respectively.

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

The Company reserved 472,844 shares of common stock for issuance upon conversion of the debentures. During the six months ended July 1, 2007, certain debenture holders converted $1,045 of the aggregate principal amount of the debentures into 122,763 shares of common stock. During the six months ended June 29, 2008, certain debenture holders converted $2,690 of the aggregate principal amount of debentures into 316,017 shares of common stock. As a result, $544 of accrued interest was forfeited and written off against common stock in conjunction with the conversion of $2,690 of the aggregate principal amount of the debentures. In addition, the Company redeemed debentures in the amount of $342, including interest of $52.

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.025 per share. The Company has allocated warrants to purchase 170,224 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants is $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $15 and $87 for the six months ended June 29, 2008 and July 1, 2007, respectively. In addition, for the six months ended July 1, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. As of June 29, 2008, warrants to purchase 167,052 shares had been exercised.

The Company issued to its placement agent in the Debenture Offering, as compensation for its services, ten-year warrants to purchase 247,320 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546. As of June 29, 2008, warrants to purchase 246,320 shares had been exercised.

NOTE H - DEBT (CONTINUED)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, the Company issued to its securities counsel in the Debenture Offering, as compensation for its services, 2,000 shares of the Company’s common stock, the fair value of which was $12. The summation of these debt issue costs was $2,095. Interest expense was $40 and $236 for the six months ended June 29, 2008 and July 1, 2007, respectively.  In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures in the six months ended July 1, 2007.

Senior Debt Financing

On January 18, 2007, the Company paid off all senior debt financing, accrued interest and prepayment penalties of $9,921, $42, and $517, respectively, upon the issuance of 2,500,000 shares of its common stock at a price of $5.00 per share for a total of $12,500. The remaining proceeds of $2,020 were used to pay for related legal costs, for general working capital purposes and to reduce accounts payable. The Company recorded a loss on the extinguishment of debt of $2,300 for the six months ended July 1, 2007.

On March 9, 2007, the Company obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. Borrowings under the note was used for capital expenditures and working capital purposes. Interest was payable monthly at ½% over prime, as published in the Wall Street Journal. Interest expense was $8 for the three and six months ended July 1, 2007. The revolving credit agreement was canceled in December 2007.

Aggregate maturities of long-term debt for the periods subsequent to June 29, 2008 on a calendar year basis are as follows:

Year ending December 31,

2008	$215
2009	964
2010	5,001
2011	1,004
2012	860
Thereafter	1,390

Following is a summary of interest expense for the three and six months ended June 29, 2008 and July 1, 2007:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Interest expense on principal	$167	$107	$407	$342

Amortization of debt issue costs	4	105	47	277

Amortization of debt discount -debentures and revolving notes payable	16	38	41	96

Total interest expense	$187	$250	$495	$715

NOTE I - STOCKHOLDERS’ EQUITY

Equity Incentive Plans

2005 Stock Option Plan

On May 15, 2008 the Company granted stock options to one executive and certain key employees to acquire 12,200 shares of the Company’s common stock at an exercise price of $10.25 per share under the 2005 Stock Option Plan.  These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the estimated fair value of the Company’s common stock was $10.25 per share. The fair value of the Company’s common stock was determined based upon the average of the high and low sale prices of the Company’s common stock on the date of grant.

The fair value of the options was estimated using the Black-Scholes valuation model and the following assumptions:  expected term of 3.75 years, risk-free interest rate of 2.90%, volatility of 43.0% and no dividend yield.  The Company recorded compensation cost based on the grant date fair value of the award of 12,200 shares at $10.25 per share. The total cost of the grant in the amount of $45 will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period. The Company recorded compensation expense related to all stock options of $11 and $7 for the three months and $18 and $15 for the six months ended June 29, 2008 and July 1, 2007, respectively.

2005 Restricted Stock Purchase Plan

On May 15, 2008 the Company issued offers to purchase 10,000 shares of common stock at a nominal price of $0.025 per share to one executive and certain key employees.  The Company recorded deferred compensation (reflected as a contra-equity account) and credited additional paid-in capital in the amount of $102.  The issuance of the restricted stock was intended to lock-up key employees for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period by amortizing deferred compensation on a straight-line basis over the three year period commencing May 2008. The Company recorded compensation expense related to all restricted stock of $9 and $8 for the three months and $19 and $16 for the six months ended June 29, 2008 and July 1, 2007, respectively.

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. During the quarter ended June 29, 2008, 2,183 shares were purchased under the ESPP. As of June 29, 2008 there were 627,646 shares available for future offerings. The Company recorded compensation expense of $8 for the three and six months ended June 29, 2008 and $2 for the three and six months ended July 1, 2007, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for an unsecured, non-interest bearing note payable with a balance of $10 at December 31, 2007. The Company paid off the note in March 2008.

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

Long-term debt, officers

The Company is indebted to its Chief Executive Officer and stockholder for a note payable with a balance of $3,000 at June 29, 2008 (see Notes G and H). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. Interest expense on the note was $31 and $54 for the three months and $72 and $109 for the six months ended June 29, 2008 and June 1, 2007, respectively.

The Company is indebted to the former stockholders of 3-D, one of whom is President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at June 29, 2008 (see Note G and H). Interest is payable monthly at prime. Interest expense on that note was $27 and $63 for the three and six months ended June 29, 2008.  The note matures on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $83 and $82 for the three months and $167 and $164 for the six months ended June 29, 2008 and July 1, 2007, respectively.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $39 and $38 for the three months and $78 and $76 for the six months ended June 29, 2008 and July 1, 2007, respectively.

In January 2007, the Company began leasing a new facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 for the three months and $45 for the six months ended June 29, 2008 and July 1, 2007, respectively.

In November 2007, The Company began leasing a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 and $270 for the three and six months ended June 29, 2008, respectively.

NOTE K - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At June 29, 2008 and December 31, 2007, approximately 18% and 14% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 23% and 18%, respectively, of gross receivables were due from entities in the railroad industry. One customer accounted for 13% of gross accounts receivable at June 29, 2008. No single customer accounted for more than 10% of gross accounts receivable at December 31, 2007. Additionally, no single customer accounted for more than 10% of sales for the three and six months ended June 29, 2008 and July 1, 2007.

NOTE L - COMMITMENTS AND CONTINGENCIES

Leases

In January 2008, as part of the AMP acquisition, the Company entered into a seven year lease agreement with Dansville Properties, LLC, which is controlled by AMP’s former majority shareholder.  Rent expense under the lease was $96 and $176 for the three and six months ended June 29, 2008.

Collective bargaining agreements

At June 29, 2008 and December 31, 2007, approximately 32% and 37%, respectively, of the Company’s employees were covered by collective bargaining agreements.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt

The fair value of debt differs from the carrying amount due to favorable interest terms on debt with its Chief Executive Officer and stockholder. June 29, 2008 and December 31, 2007, the aggregate fair value of debt, with an aggregate carrying value of $13,183 and $10,231, respectively, is estimated at $13,258 and $11,336, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE N - SEGMENT INFORMATION

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

NOTE N – SEGMENT INFORMATION (CONTINUED)

Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended June 29, 2008 and July 1, 2007 is shown in the following tables:

2008	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months June 29, 2008 Consolidated

External revenue:
Product sales	$6,399	$-	$-	$-	$6,399
Service revenue	14,402	9,763	-	-	24,165
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	1,152	282	-	(1,434)	-
Depreciation - cost of revenues	394	31	-	-	425
Gross profit	3,658	1,411	-	-	5,069
Other depreciation & amortization	335	6	12	-	353
Interest expense	88	-	99	-	187
Net income (loss)	1,114	869	(1,373)	-	610
Total assets	61,399	12,008	480	-	73,887
Capital expenditures	587	8	275	-	870

2007	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months July 1, 2007 Consolidated

External revenue:
Product sales	$5,797	$-	$-	$-	$5,797
Service revenue	6,351	4,616	-	-	10,967
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	29	-	(29)	-
Depreciation - cost of revenues	194	29	-	-	223
Gross profit	2,413	499	-	-	2,912
Other depreciation & amortization	6	6	(2)	-	10
Interest expense	54	-	196	-	250
Net income (loss)	989	126	(902)	-	213
Total assets	20,699	5,866	2,346	-	28,911
Capital expenditures	41	83	11	-	135

NOTE N – SEGMENT INFORMATION (CONTINUED)

2008	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Six Months June 29, 2008 Consolidated

External revenue:
Product sales	$12,620	$-	$-	$-	$12,620
Service revenue	29,389	18,275	-	-	47,664
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	1,152	295	-	(1,447)	-
Depreciation - cost of revenues	824	60	-	-	884
Gross profit	7,381	2,430	-	-	9,811
Other depreciation & amortization	495	11	21	-	527
Interest expense	224	-	271	-	495
Net income (loss)	2,424	1,373	(2,731)	-	1,066
Total assets	61,399	12,008	480	-	73,887
Capital expenditures	854	9	325	-	1,188

2007	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Six Months July 1, 2007 Consolidated

External revenue:
Product sales	$11,023	$-	$-	$-	$11,023
Service revenue	13,256	8,631	-	-	21,887
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	45	-	(45)	-
Depreciation - cost of revenues	358	61	-	-	419
Gross profit	4,645	1,114	-	-	5,759
Other depreciation & amortization	16	13	18	-	47
Interest expense	124	-	591	-	715
Net income (loss)	1,598	332	(4,306)	-	(2,376)
Total assets	20,699	5,866	2,346	-	28,911
Capital expenditures	85	84	19	-	188

NOTE O - SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Six months ended
	June 29,	July 1,
	2008	2007

Conversion of subordinated debentures	$3,234	$979
Issuance of restricted stock	102	22
Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	2,549	-
Issuance of common stock in conjunction with acquisition	3,500	-
Cashless exercise of warrants	16	-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On January 14, 2008, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility is comprised of a $1,250,000 real estate term note and a $13,750,000 revolving note.  On January 16, 2008, we borrowed $7,500,000 under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. discussed below.  The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10,000, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. The term note was funded in April 2008.

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

On February 8, 2008, we amended our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000 to 20,000,000 shares (the “First Stock Increase”). The First

Stock Increase was approved by our shareholders at a special meeting on February 7, 2008, and became effective on February 8, 2008, by the filing of articles of amendment to our Amended and Restated Articles of Incorporation with the Indiana Secretary of State.

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

On May 20, 2008, we amended our Amended and Restated Articles of Incorporation to further increase the number of authorized shares of our common stock from 20,000,000 to 30,000,000 shares (the “Second Stock Increase”). The Second Stock Increase was approved by our shareholders at the annual meeting of shareholders on May 15, 2008, and became effective on May 20, 2008, by the filing of articles of amendment to our Amended and Restated Articles of Incorporation with the Indiana Secretary of State.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the three and six months ended June 29, 2008 and July 1, 2007 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, HK Engine Components, LLC, and Magnetech Power Services LLC. The consolidated financial statements for the three and six months ended June 29, 2008 also include the accounts of Ideal Consolidated, Inc. (“Ideal”), 3-D Service, Ltd. (“3-D”), and AMP. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition. Revenues in our repair, remanufacturing and manufacturing segment consist primarily of product sales and service of industrial magnets, electric motors, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based specific identification of customer accounts deemed to be uncollectible and on historical experience. Our revenue recognition policies are in accordance with Staff Accounting Bulletins No. 101 and No. 104.

Revenues from Martell Electric, LLC’s electrical contracting business, Ideal’s mechanical contracting business, and long term contracts from the remanufacturing and rebuilding of locomotives and locomotive engines at AMP are recognized on the percentage-of-completion method in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, measured by the percentage of costs incurred to date to estimated total costs to complete for each contract. Costs incurred on contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on contracts are recorded as part of other current liabilities.

Earnings per share. We account for earnings (loss) per common share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per common share is computed assuming the conversion of common stock equivalents, when dilutive.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing over the term of the senior debt financing. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which initially was two years. However, in April 2006, the debenture holders agreed to extend the maturity of the debentures from February 28, 2007 to February 28, 2008. Beginning in April 2006, the unamortized costs related to the debenture financing were amortized through the extended maturity date.

Warranty costs. We warrant workmanship after the sale of our products. We record an accrual for warranty costs based upon the historical level of warranty claims and our management’s estimates of future costs.

Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48.

Stock-based compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payments (revised 2004), using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this standard on January 1, 2009 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended June 29, 2008 Compared to Three Months Ended July 1, 2007

Revenues. Total revenues increased by $13.8 million or 82% to $30.6 million in 2008 from $16.8 million in 2007. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $8.7 million or 71% and construction and engineering services segment revenues of $5.1 million or 111%.

The increase in repair, remanufacturing and manufacturing segment revenue of $8.7 million in 2008 resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $1.1 million or 13% due to increased market share and an increase in revenue of diesel engine components of $0.3 million or 7%. Increases in service revenues of $4.6 million and $3.9 million, respectively, from the acquisition of 3-D in November 2007 and AMP in January 2008, less intercompany sales of $1.2 million, accounted for the balance of the increase in sales in repair, remanufacturing and manufacturing segment revenue. The increase in construction and engineering services revenue of $5.1 million in 2008 resulted from an increase in electrical contracting services of $2.2 million or 55% due to continued market penetration, a strong local construction market, and an increase in power services of $0.2 million or 41%, less intercompany sales of $0.3 million. Increases in service revenues of $3.0 million from the acquisition of Ideal in October 2007 accounted for the balance of the increase in construction and engineering services revenue.

Cost of Revenues. Total cost of revenues in 2008 was $25.5 million or 83% of total revenues compared to $13.9 million or 83% of total revenues in 2007. The increase of $11.6 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2008 was $5.1 million or 17% of total revenues compared to $2.9 million or 17% of total revenues in 2007. The increase of $2.2 million was due to increased consolidated revenues. Although gross profit as a percentage of total revenue was the same in 2008 and 2007, gross profit on repair, remanufacturing and manufacturing segment revenue declined 2% and gross profit on construction and engineering services revenue increased 4%. Gross profit on repair, remanufacturing and manufacturing revenues declined due to unabsorbed overhead at AMP due to initial overcapacity. Gross profit on construction and engineering services revenue increased due to improved gross profit on a few larger electrical contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.1 million in 2008 compared to $2.5 million in 2007. The increase of $1.6 million was due to increases in selling expenses of $0.3 million and general and administrative expenses of $1.3 million. Selling expenses increased 27% to $1.4 million in 2008 from $1.1 million in 2007 primarily due to the acquisitions of Ideal, 3-D and AMP. General and administrative expenses increased 93% to $2.7 million in 2008 from $1.4 million in 2007, due to the aforementioned acquisitions, and higher salaries and professional fees.

Interest Expense and Other Income. Interest expense decreased in 2008 to $0.2 million from $0.3 million in 2007 as a result of the payoff of the remaining subordinated debentures and lower interest rates, partially offset by higher principal outstanding related to the notes payable to former 3-D stockholders. Interest on principal debt increased to $0.2 million from $0.1 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased $0.2 million in 2008 compared to 2007.

Provision for Income Taxes. Income tax expense was $0.2 million in 2008 compared to $0 in 2007. Prior to 2008, we have experienced net operating losses in each year since we commenced operations. In January 2007, an ownership change occurred that will limit the amount of the net operating loss that we will be able to use in future periods in accordance with Section 382 of the Internal Revenue Code, as amended.  Accordingly, a provision for income taxes was recorded for the three months ended June 29, 2008 as a result of the limitation on the use of the net operating losses.  We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax assets which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Income. Net income in 2008 was $0.6 million compared to $0.2 million in 2007. The $0.4 million improvement was due to the increase in revenues described above.

Six Months Ended June 29, 2008 Compared to Six Months Ended July 1, 2007

Revenues. Total revenues increased by $27.4 million or 83% to $60.3 million in 2008 from $32.9 million in 2007. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $17.7 million or 73% and construction and engineering services segment revenues of $9.7 million or 112%.

The increase in repair, remanufacturing and manufacturing segment revenue of $17.7 million in 2008 resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $1.1 million or 6% and an increase in revenue of diesel engine components of $1.0 million or 14% due to increased market share. Increases in service revenues of $10.0 million and $6.8 million, respectively from the acquisition of 3-D and AMP, less intercompany sales of $1.2 million, accounted for the balance of the increase in sales in repair, remanufacturing and manufacturing segment revenue.  The increase in construction and engineering services revenue of $9.7 million in 2008 resulted from an increase in electrical contracting services of $4.0 million or 53% due to continued market penetration and a strong local construction market, an increase in power services of $0.7 million or 58% and $5.2 million from the acquisition of Ideal.

Cost of Revenues. Total cost of revenues in 2008 was $50.5 million or 84% of total revenues compared to $27.2 million or 83% of total revenues in 2007. The increase of $23.3 million in cost of revenues was due primarily to the overall increase in our total revenue.

Gross Profit. Total gross profit in 2008 was $9.8 million or 16% of total revenues compared to $5.8 million or 17% of total revenues in 2007. The increase in gross profit of $4.0 million was due to increased revenues. The 1% decrease as a percentage of sales in gross profit in 2008 was due to a 2% decrease in gross profit on repair, remanufacturing and manufacturing segment revenue offset by a 1% increase in gross profit on construction and engineering services revenue. Gross profit on repair, remanufacturing and manufacturing segment revenue decreased due to unabsorbed overhead at AMP due to initial overcapacity. Gross profit on construction and engineering services revenue increased due to improved gross profit on a few larger electrical contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million to $8.1 million in 2008 from $5.1 million in 2007. Selling expenses increased 23% to $2.7 million in 2008 from $2.2 million in 2007 primarily due to the acquisitions of Ideal, 3-D and AMP. General and administrative expenses increased 86% to $5.4 million in 2008 from $2.9 million in 2007, due to the aforementioned acquisitions, and higher salaries and professional fees.

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in the six months ended July 1, 2007 related to the payoff of all Laurus senior secured debt in January 2007.

Interest Expense and Other Income. Interest expense decreased in 2008 to $0.5 million from $0.7 million in 2007 as a result of the payoff of the remaining subordinated debentures and lower interest rates, partially offset by higher principal outstanding related to the notes payable to former 3-D stockholders.  Interest on principal debt increased to $0.4 million from $0.3 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased to $0.1 million from $0.4 million.

Provision for Income Taxes. Income tax expense was $0.2 million in 2008 compared to $0 in 2007. Prior to 2008, we have experienced net operating losses in each year since we commenced operations. In January 2007, an ownership change occurred that will limit the amount of the net operating loss that we will be able to use in future periods in accordance with Section 382 of the Internal Revenue Code, as amended.  Accordingly, a provision for income taxes was recorded for the six months ended June 29, 2008 as a result of the limitation on the use of the net operating losses.  We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax assets which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Income/Loss. Net income in 2008 was $1.1 million compared to a net loss of $2.4 million in 2007. The $3.5 million improvement was due to higher operating income from increased sales and lower interest expense. In addition, the aforementioned loss on debt extinguishment of $2.3 million contributed to the net loss in 2007.

Liquidity and Capital Resources

At June 29, 2008, we had approximately $16.5 million of working capital.   Working capital decreased approximately $1.3 million from approximately $17.8 million at December 31, 2007. The decrease in working capital was due mainly to cash consideration paid for the acquisition of AMP in January 2008, less the redemption of the convertible debentures of $2.9 million. Our total debt to equity ratio increased slightly from approximately .60:1 to ..64:1 from December 31, 2007 to June 29, 2008.

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

We recorded net income of $1.1 million for the six months ended June 29, 2008. Our net loss for the six months ended July 1, 2007 of $2.4 million included non-cash expenditures of depreciation and amortization of $0.5 million and loss on debt extinguishment of $1.8 million.

Net cash utilized by operating activities was $0.2 million and $0.8 million for the six months ended June 29, 2008 and 2007, respectively. For the six months ended June 29, 2008, net cash provided by operations resulted from net income of $1.1 million and depreciation and amortization of $1.5 million, reduced by net increases in working capital of $2.8 million.  For the six months ended July 1, 2007, net cash utilized by operating activities was due to the net loss of $2.4 million and net increases in working capital of $1.1 million, less depreciation of $0.5 million and amortization of debt issuance costs of $2.2 million.

Accounts receivable and inventory may increase if sales increase. In the past, certain of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or cash in advance which has resulted in delays in receipt of necessary materials and parts. Further, in January 2008 we acquired 100% of the common stock of AMP for $7.4 million in cash and $3.5 million in common stock. AMP had incurred operating losses from inception in 2005 through 2007 and into 2008 and may continue to incur losses and utilize cash for the balance of 2008. This may result in the increase in past due accounts payable and further delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments and service to our customers and may continue to result in such delays in the future. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business.

During the six months ended June 29, 2008 and July 1, 2007, net cash utilized in investing activities was $8.3 million and $0.2 million, respectively. In 2008, net cash utilized consisted of the acquisition of AMP of $7.2 million, net of cash acquired, and capital expenditures of $1.1 million. In 2007 net cash utilized in investing activities consisted of capital expenditures.

We generated approximately $5.6 million from financing activities during the six months ended June 29, 2008, primarily from borrowings under the Wells Fargo credit facility of $6.0 million, less the payoff of convertible debentures of $0.3 million. We generated approximately $1.9 million from financing activities during the six months ended July 1, 2007, primarily from advances on our revolving line of credit of $0.5 million, the sale of our common stock of approximately $12.4 million, less the payoff of all senior secured debt due to Laurus of approximately $11.0 million.

We are undertaking various activities to improve our future cash flows. These activities include efforts to collect accounts receivable at a faster rate, modify credit limits and terms when necessary, and to decrease inventory levels by improving controls over purchasing and more aggressive selling efforts. In that regard, we do not expect our accounts receivable to become more difficult or unlikely to collect, and we feel our inventory levels are consistent with anticipated future sales and not excessive.

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

During the six months ended June 29, 2008 and July 1, 2007, debenture holders converted approximately $2.7 million and $1.0 million, respectively, of the aggregate principal amount of the subordinated debt. During the six months ended June 29, 2008, the remaining debenture holders were paid off with interest. As of June 29, 2008 no convertible debentures were outstanding.

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

The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on our assets; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in our subsidiaries. The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as the Prime Rate, subject to certain minimum annual interest payments. The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10,000, plus interest, beginning on the first day of the month following receipt of the advance. The $1.25 million real estate term note was funded in April 2008.

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

  In April 2008, we amended the Wells Fargo credit facility entered into in January 2008. The amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2 million limitation. The amendment also provided a four year term note in the amount of $1 million, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21,000 plus interest at the bank’s prime rate beginning June 1, 2008.

We believe that our existing working capital, cash provided by operations and our existing credit facility with Wells Fargo, under which we had $5.2 million available as of June 29, 2008, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We also believe that we will continue to improve relationships with our vendors and ensure a more steady supply of parts and materials. We may, however, need to raise additional debt or equity capital to fund certain future business acquisitions. As of June 29, 2008, we did not have any material commitments for capital expenditures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 29, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of June 29, 2008, we have issued 15,357,310 shares upon the exercise of warrants, and we have received proceeds of $131,514 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.7 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 15, 2008.  At this meeting, the Company’s shareholders voted on the following five proposals:

1.	The election to the Board of Directors of the following individual to hold office for a three-year term expiring in 2011:

	Number of Votes
Director	For	Withheld	Against
Richard A. Tamborski	8,714,355	4,400	-0-

2.
A proposal to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, without par value, from   20,000,000 to 30,000,000. The Company’s shareholders approved this proposal by the following votes:

Number of Votes
For	Withheld	Against
8,710,735	-0-	8,020

3.
A proposal to approve and amendment to the MISCOR Group, Ltd. 2005 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 80,000 to 200,000. The Company’s shareholders approved this proposal by the following votes:

Number of Votes
For	Withheld	Against
8,711,239	-0-	7,516

4.
A proposal to approve amendments to our Employee Stock Purchase Plan to amend the definitions of “Committee” and “Eligible Employee”. The Company’s shareholders approved this proposal by the following votes:

Number of Votes
For	Withheld	Against
8,711,415	-0-	7,340

5.
The ratification of the reappointment of Asher & Company, Ltd. (“Asher”) as the independent registered public accounting firm for the Company for 2008.  The Company’s shareholders approved Asher as the independent accountants  by the following votes:

Number of Votes
For	Withheld	Against
8,710,355	4,600	3,800

ITEM 6.	EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1a	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Reg No. 333-129354))
3.1b
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective January 14, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 14, 2008)

3.1c
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective February 8, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

3.1d
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective May 20, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 27, 2008)

10.1a@	2005 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.1b@	Amendment to the MISCOR 2005 Stock Option Plan, effective May 15, 2008
10.2a@	MISCOR Group, Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-141537))
10.2b@	Amendment to the MISCOR Group, Ltd. Employee Stock Purchase Plan, effective May 15, 2008
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications

@	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 13, 2008	By:	/s/ Richard J. Mullin
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
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective February 8, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

3.1d
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective May 20, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on May 27, 2008)

10.1a@	2005 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
10.1b@	Amendment to the MISCOR 2005 Stock Option Plan, effective May 15, 2008
10.2a@	MISCOR Group, Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-141537))
10.2b@	Amendment to the MISCOR Group, Ltd. Employee Stock Purchase Plan, effective May 15, 2008
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications

@	Denotes a management contract or compensatory plan.