Form 10-Q
period 2008-09-28
MISCOR GROUP, LTD.
filed 2008-11-12
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2008
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2008, there were 11,739,883 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	September 28,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$-	$2,807
Accounts receivable, net of allowance for doubtful accounts of $803 and $669, respectively	21,433	17,233
Inventories, net	13,727	10,884
Prepaid expenses and other current assets	4,826	2,006
Total current assets	39,986	32,930

PROPERTY AND EQUIPMENT, net	14,021	10,125

OTHER ASSETS
Deposits and other assets	268	182
Goodwill	13,381	8,003
Debt issue costs, net	34	40
Customer relationships, net	9,593	7,568
Other intangible assets, net	1,254	699
Total other assets	24,530	16,492

Total Assets	$78,537	$59,547

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $131 and $-0-, respectively	$5,803	$-
Current portion of long-term debt, net of discount of $-0- and $15, respectively	924	3,036
Accounts payable	10,925	7,530
Accrued expenses and other current liabilities	5,833	4,558
Total current liabilities	23,485	15,124

LONG TERM LIABILITIES
Long-term debt	4,806	2,195
Long-term debt, Officers	4,600	5,000
Total long-term liabilities	9,406	7,195

Total liabilities	32,891	22,319

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized; 11,731,440 and 11,129,012 shares issued and outstanding, respectively	50,794	43,967
Additional paid in capital	9,185	9,019
Deferred compensation	(167)	(55)
Accumulated deficit	(14,166)	(15,703)
Total Stockholders' equity	45,646	37,228

Total Liabilities and Stockholders' Equity	$78,537	$59,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the	For the	For the	For the
	3 months ended	3 months ended	9 months ended	9 months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$6,150	$6,092	$18,771	$17,115
Service revenue	25,353	11,578	73,017	33,465
Total revenues	31,503	17,670	91,788	50,580

COST OF REVENUES
Product sales	$5,656	4,399	15,248	12,476
Service revenue	20,834	10,289	61,715	29,363
Total cost of revenues	26,490	14,688	76,963	41,839

Gross Profit	5,013	2,982	14,825	8,741

Selling, general and administrative expenses	4,334	2,661	12,401	7,781
Operating income	679	321	2,424	960

Other (income)/expense
Loss on debt extinguishment	-	-	-	2,300
Gain on sale of fixed assets	-	-	(42)	-
Interest expense	198	257	693	972
	198	257	651	3,272

Income before taxes	481	64	1,773	(2,312)

Income tax expense	10	-	236	-

NET INCOME (LOSS)	$471	$64	$1,537	$(2,312)

Basic and diluted earnings (loss) per share	$0.04	$0.01	$0.13	$(0.32)

Weighted average shares outstanding:
Basic	11,731,394	7,526,450	11,616,370	7,283,347

Diluted	12,988,391	8,744,230	12,915,610	7,283,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the 9 months ended
	September 28,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net cash utilized by operating activities	$(768)	$(1,885)

INVESTING ACTIVITIES

Acquisition of business assets, net of cash acquired	(8,041)	-
Acquisition of property and equipment	(1,863)	(367)
Proceeds from disposal of property and equipment	143	3
Net cash utilized by investing activities	(9,761)	(364)

FINANCING ACTIVITIES

Payments on capital lease obligations	(39)	(29)
Short term borrowings, net	5,763	(6,188)
Borrowings of long-term debt	2,389	-
Repayments of long-term debt	(440)	(4,040)
Proceeds from the issuance of shares and exercise of warrants	94	12,567
Debt issuance costs	(45)	-
Payment of stock issuance costs	-	(75)
Net cash provided by financing activities	7,722	2,235

DECREASE IN CASH	(2,807)	(14)
Cash, beginning of period	2,807	297

Cash, end of period	$-	$283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$587	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS IN THE PERIOD ENDED SEPTEMBER 28, 2008
(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and nine months ended September 28, 2008 and September 30, 2007, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the nine months ended September 28, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for the most recent disclosure of the Company’s accounting policies.

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS 159 (CONTINUED)

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.

FSP 142-3

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”,  (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial statements.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net income available for common stockholders used in basic earnings per share	$471	$64	$1,537	$	(2,312)
Interest on convertible debt	30	5 4	102		-
Net income available for common stockholders after assumed conversion of diluted securities	$501	$118	$1,639	$	(2,312)
Weighted average outstanding shares of common stock	11,731,394	7,526,450	11,616,370		7,283,347
Dilutive effect of stock options and warrants	56,997	17,780	99,240		-
Dilutive effect of convertible debt	1,200,000	1,200,000	1,200,000		-
Weighted average outstanding shares of common stock and common stock equivalents	12,988,391	8,744,230	12,915,610		7,283,347
Earnings (loss) per share:
Basic	$0.04	$0.01	$0.13		$(0.32)
Diluted	$0.04	$0.01	$0.13		$(0.32)

NOTE C - EARNINGS PER SHARE (CONTINUED)

For the three months ended September 30, 2007, the Company’s common stock equivalents, consisting of subordinated debt convertible into 350,081 common shares were not included in computing dilutive earnings per share because their effects were anti-dilutive. For the nine months ended September 30, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 326,462 shares of common stock, subordinated debt convertible into 1,550,081 common shares, and options to purchase 59,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.

NOTE D - ACQUISITIONS

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

The aggregate purchase price was $10,827, including $7,215 paid in cash at closing, costs of acquisition of $112, and 253,623 shares of MISCOR common stock valued at $13.80 per share, or $3,500. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions as of January 1, 2008, the effective date of the acquisition.

The preliminary allocation of the purchase price is as follows:

Current assets	$2,481
Property, plant and equipment	2,758
Goodwill	5,377
Customer relationships	1,870
Non-compete agreements	790
Mutual services agreement	100
Current liabilities	(2,549)
$10,827

The intangible assets have an 14-year weighted average useful life comprised of customer relationships (20-years), non-compete agreements (3 years) and mutual services agreement (1 year). The $5,377 of goodwill was assigned to the repair, remanufacturing and manufacturing segment. No portion of the goodwill is expected to be deductible for income tax purposes.

In September 2008, the Company acquired certain business assets of Visalia Electric Motor Shop Inc. (“VEMS”) in a transaction accounted for using the purchase method. Accordingly, the results of operations from these net assets acquired are included in the Company’s consolidated financial statements from that date forward. VEMS provides maintenance and repair services for both alternating current and direct current electric industrial motors and generators.   The acquisition of net assets was made for the purpose of expanding the Company’s market penetration into the repair, remanufacturing and manufacturing segment. The aggregate purchase price of $1,000 was paid in cash at closing and was financed through borrowings under the credit facility. Concurrent with this acquisition, the Company leased $0.8 million of equipment from VEMS which is being accounted for as a capital lease. The purchase price was allocated to assets acquired based on their estimated fair values at the date of acquisition. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions as of September 23, 2008, the effective date of the acquisition.  The intangible assets, comprised of customer relationships, have a 20-year useful life. The preliminary allocation of the purchase price is as follows:

NOTE D – ACQUISITIONS (CONTINUED)

Inventory	$494
Customer relationships	506
$1,000

The following table presents the unaudited results of operations of the Company as if the acquisitions had been consummated as of January 1, 2007, and includes certain proforma adjustments, including depreciation and amortization on the assets acquired.

	Nine months ended
	September 28, 2008	September 30, 2007

Revenues	$94,150		$56,503
Net earnings (loss)	$1,640	$	(4,547)
Basic and diluted earnings (loss) per share	$0.14	$	(0.60)

NOTE E - INVENTORY

Inventory consists of the following:

	September 28, 2008	December 31, 2007

Raw materials	$7,093	$5,197
Work-in-process	5,648	4,846
Finished goods	2,120	1,608
	14,861	11,651
Less: allowance for slow moving and obsolete inventories	(1,134)	(767)
	$13,727	$10,884

NOTE F – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 28, 2008				December 31, 2007
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization	Net

Patents and trademarks	$4		$(2)	$2	$4	$(2)	$2
Technical library	700		(29)	671	700	(3)	697
Non-compete agreements	790		(209)	581	-	-	-
Mutual services agreement	100		(100)	-	-	-	-
Customer relationships	9,975		(382)	9,593	7,600	(32)	7,568
	$11,569	$	(722)	$10,847	$8,304	$(37)	$8,267

NOTE F – INTANGIBLE ASSETS (CONTINUED)

The estimated future amortization expense related to intangible assets for the periods subsequent to September 28, 2008 on a calendar year basis is as follows:

Years Ending December 31,	Amount

2008	$176
2009	797
2010	797
2011	546
2012	534
Thereafter	7,997
$10,847

NOTE G – REVOLVING CREDIT LINE

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility is comprised of a $1,250 real estate term note and a $13,750 revolving note.  On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. (Note D).  The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  The real estate term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $5,934 at September 28, 2008. As of September 28, 2008 there was $2,650 available under the revolving credit line. The real estate term note requires monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. The outstanding balance under the real estate term note as of September 28, 2008 was $1,208.

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

NOTE G – REVOLVING CREDIT LINE (CONTINUED)

If the Company defaults under its obligations to Wells Fargo, then the interest on the outstanding principal balance of each note will increase by 3% until the default is cured or waived.  Other remedies available to Wells Fargo upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on the assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents. There are certain financial covenants including minimum book net worth and net income, maximum capital expenditures and debt service coverage ratios. The Company was not in compliance with one of its financial covenants at September 28, 2008; however, the Company received a waiver for the covenant violation from the lender.

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

As part of the financing, the Company paid debt issue costs of $45 and is amortizing these costs to interest expense over the three year term of the financing.  Interest expense was $4 and $11 for the three and nine months ended September 28, 2008, respectively. Net debt issue cost at September 28, 2008 was $34. The Company also paid fees to Wells Fargo as part of the financing in the amount of $171. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility. Interest expense was $14 and $40 for the three and nine months ended September 28, 2008, respectively. Net debt discount at September 28, 2008 related to this instrument was $131.

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of September 28, 2008 was $917.

In September 2008, the Company amended the credit facility with Wells Fargo. The second amendment revised a financial covenant which increased the maximum amount of capital expenditures for 2008 to $2 million, no more than $1.25 million of which could be paid for from working capital. The amendment also limited the investment and loans from AMP to AMP Canada to $1 million.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and debt discount, for the three and nine months ended September 28, 2008 was $95 and $254, respectively.

NOTE H - DEBT

Long-term debt

Long-term debt consists of the following:

	September 28,	December 31,
	2008	2007
Note payable to Officer, due December 2008, plus interest at prime rate less 1% (4.00% at September 28, 2008 and 6.25% at December 31, 2007, respectively) secured by a subordinated interest in substantially all assets owned by the Company	$3,000	$3,000

Long-term debt, debentures (net of discount of $-0- and $15 at September 28, 2008 and December 31, 2007, respectively)	-	2,965

Note payable to former employee in annual principal payments of $10, unsecured and without interest, paid of March 7, 2008	-	10

Notes payable to former stockholders of 3-D Service, Ltd. due November 30, 2010, plus interest at prime rate (5.00% at September 28, 2008 and 7.25% at December 31, 2007, respectively) secured by a subordinated interest in machinery and equipment of 3-D Service, Ltd.	4,000	4,000

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (5.00% at September 28, 2008) secured by certain real estate	1,208	-

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate (5.00% at September 28, 2008) secured by inventory and substantially all machinery and equipment	917	-

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	180	197

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles paid, off in January 2008	-	15

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	9	18

Note payable to bank in monthly installments of $3 through August 2013, with interest at 8.3% secured by a security interest in certain equipment and software	139	-

Capital lease obligations	877	26
	10,330	10,231
Less: current portion	924	3,036

	$9,406	$7,195

NOTE H - DEBT (CONTINUED)

Notes payable to officers

The Company is indebted to its CEO for a note payable with a balance of $3,000 at September 28, 2008 (see Note J).  Interest is payable monthly at prime less 1%. The note is convertible into 1,200,000 shares of common stock at a price of $2.50 per share. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%.  If the Company elects to extend the maturity, it must begin making principal payments of $50, plus interest, beginning February 1, 2009. The Company provided notice to its CEO that it intends to extend the maturity in the event the note is not converted into shares of MISCOR common stock. Accordingly, the note, less the current portion, has been classified as long-term debt. Interest expense on the note was $30 and $54 for the three months, and $102 and $163 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

The Company is indebted to the former shareholders of 3-D, one of whom is President of MIS, for a note payable with a balance of $2,000 at December 31, 2007.  Interest is payable monthly at prime. The loan matures on November 30, 2010. Interest expense for the three and nine months ended September 28, 2008 was $26 and $89, respectively.

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

The Company reserved 472,844 shares of common stock for issuance upon conversion of the debentures. During the nine months ended September 30, 2007, certain debenture holders converted $1,045 of the aggregate principal amount of the debentures into 122,763 shares of common stock. During the nine months ended September 28, 2008, certain debenture holders converted $2,690 of the aggregate principal amount of debentures into 316,017 shares of common stock. As a result, $544 of accrued interest was forfeited and written off against common stock in conjunction with the conversion of $2,690 of the aggregate principal amount of the debentures. In addition, the Company redeemed debentures in the amount of $342, including interest of $52.

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.025 per share. The Company has allocated warrants to purchase 170,224 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of the common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants is $836. This debt discount is amortized to interest expense over the term of the debentures. Interest expense was $15 and $134 for the nine months ended September 28, 2008 and September 30, 2007, respectively. In addition, for the nine months ended September 30, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. As of September 28, 2008, warrants to purchase 169,167 shares had been exercised.

The Company issued to its placement agent in the Debenture Offering, as compensation for its services, ten-year warrants to purchase 247,320 shares of the Company’s common stock at an exercise price of $0.025 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546. As of September 28, 2008, warrants to purchase 246,320 shares had been exercised.

NOTE H - DEBT (CONTINUED)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, the Company issued to its securities counsel in the Debenture Offering, as compensation for its services, 2,000 shares of the Company’s common stock, the fair value of which was $12. The summation of these debt issue costs was $2,095. Interest expense was $40 and $382 for the nine months ended September 28, 2008 and September 30, 2007, respectively.  In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures in the nine months ended September 30, 2007.

Senior Debt Financing

On January 18, 2007, the Company paid off all senior debt financing, accrued interest and prepayment penalties of $9,921, $42, and $517, respectively, upon the issuance of 2,500,000 shares of its common stock at a price of $5.00 per share for a total of $12,500. The remaining proceeds of $2,020 were used to pay for related legal costs, for general working capital purposes and to reduce accounts payable. The Company recorded a loss on the extinguishment of debt of $2,300 for the nine months ended September 30, 2007.

On March 9, 2007, the Company obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. Borrowings under the note was used for capital expenditures and working capital purposes. Interest was payable monthly at ½% over prime, as published in the Wall Street Journal. Interest expense was $15 and $23 for the three and nine months ended September 30, 2007, respectively. The revolving credit agreement was canceled in December 2007.

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases.

	September 28,	December 31,
	2008	2007
Machinery and equipment	$946	$83
Less accumulated depreciation	(38)	(27)
	$908	$56

Minimum future lease payments required under capital leases for the periods subsequent to September 28, 2008 on a calendar year basis are as follows:

Years Ending December 31,
2008	$48
2009	146
2010	124
2011	102
2012	102
2013	1,011
Total minimum lease payments	1,533
Less imputed interest	(656)
Present value of net minimum lease payments	$877

NOTE H - DEBT (CONTINUED)

Aggregate maturities of long-term debt for the periods subsequent to September 28, 2008 on a calendar year basis are as follows:

Year ending December 31,
2008	$137
2009	1,013
2010	5,050
2011	1,045
2012	916
Thereafter	2,169

Following is a summary of interest expense for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three months ended		Nine months ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
	2008	2007	2008	2007

Interest expense on principal	$180	$114	$587	$456

Amortization of debt issue costs	4	105	51	382

Amortization of debt discount - debentures and revolving notes payable	14	38	55	134

Total interest expense	$198	$257	$693	$972

NOTE I - STOCKHOLDERS’ EQUITY

Equity Incentive Plans

2005 Stock Option Plan

In 2008, the Company granted stock options to certain executives and key employees to acquire shares of the Company’s common stock under the 2005 Stock Option Plan.  These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the exercise price was the estimated fair value of the Company’s common stock. The fair value of the Company’s common stock was determined based upon the average of the high and low sale prices of the Company’s common stock on the date of grant.

The fair value of the options was estimated using the Black-Scholes valuation model and an expected term of 3.75 years.  The Company recorded compensation cost based on the grant date fair value of each  award of shares. The total cost of each grant will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period. The Company recorded compensation expense related to all stock options of $13 and $5 for the three months and $31 and $20 for the nine months ended September 28, 2008 and September 30, 2007, respectively. Key information and assumptions for each award follow:

NOTE I - STOCKHOLDERS’ EQUITY (CONTINUED)

Grant Date	# of Shares	Exercise Price	Risk-free Interest Rate	Volatility	Total Cost of Grant (in 000s)
May 15, 2008	12,200	$10.250	2.90%	42.51%	$46
May 19, 2008	1,000	$9.950	2.88%	43.00%	$4
June 17, 2008	1,000	$11.450	3.46%	43.00%	$4
August 11, 2008	1,000	$9.825	3.06%	42.81%	$4
August 13, 2008	8,000	$10.013	2.99%	42.81%	$29

2005 Restricted Stock Purchase Plan

In 2008, the Company issued offers to purchase shares of common stock to certain executives and key employees.  The Company recorded deferred compensation (reflected as a contra-equity account) and credited additional paid-in capital.  The issuance of the restricted stock was intended to lock-up key employees for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period by amortizing deferred compensation on a straight-line basis over the three year period commencing with the date of each offer. The Company recorded compensation expense related to all restricted stock of $18 and $8 for the three months and $37 and $24 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Key information and assumptions for each award follow:

Grant Date	# of Shares	Exercise Price	Total Cost of Grant (in 000s)
May 15, 2008	10,000	$0.025	$1 02
May 19, 2008	1,000	$0.025	$10
August 11, 2008	2,000	$0.025	$20
August 13, 2008	2,000	$0.025	$20

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period which commenced on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. During the quarter ended September 28, 2008, 2,121 shares were purchased under the ESPP. As of September 28, 2008 there were 625,525 shares available for future offerings. The Company recorded compensation expense of $4 and $13 for the three and nine months ended September 28, 2008 and $18 and $20 for the three and nine months ended September 30, 2007, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for an unsecured, non-interest bearing note payable with a balance of $10 at December 31, 2007. The Company paid off the note in March 2008.

Long-term debt, officers

The Company is indebted to its Chief Executive Officer and stockholder for a note payable with a balance of $3,000 at September 28, 2008 (see Notes G and H). Interest is payable monthly at prime less 1%. The loan matures on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days prior written notice at an interest rate of prime plus 1%. The Company has notified its CEO that it intends to extend the maturity of the note. Interest expense on the note was $30 and $54 for the three months and $102 and $163 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

The Company is indebted to the former stockholders of 3-D, one of whom is President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at September 28, 2008 (see Note G and H). Interest is payable monthly at prime. Interest expense on that note was $26 and $89 for the three and nine months ended September 28, 2008, respectively. The note matures on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $83 and $83 for the three months and $250 and $247 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $39 and $38 for the three months and $117 and $115 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

In January 2007, the Company began leasing a new facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 for the three months and $67 for the nine months ended September 28, 2008 and September 30, 2007, respectively.

In November 2007, The Company began leasing a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 and $405 for the three and nine months ended September 28, 2008, respectively.

NOTE K - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, and scrap industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At September 28, 2008 and December 31, 2007, approximately 15% and 14% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 21% and 18%, respectively, of gross receivables were due from entities in the railroad industry. One customer accounted for 16% of gross accounts receivable at September 28, 2008. No single customer accounted for more than 10% of gross accounts receivable at December 31, 2007. Additionally, no single customer accounted for more than 10% of sales for the three and nine months ended September 28, 2008 and September 30, 2007.

NOTE L - COMMITMENTS AND CONTINGENCIES

Leases

In January 2008, as part of the AMP acquisition, the Company entered into a seven year lease agreement with Dansville Properties, LLC, which is controlled by AMP’s former majority shareholder.  Rent expense under the lease was $96 and $272 for the three and nine months ended September 28, 2008.

In September 2008, as part of the acquisition from VEMS of certain operating assets, the Company entered into a seven year lease agreement with VEMS, which is controlled by its former 100% shareholder and current employee of Magnetech Industrial Services, Inc., at a monthly rental of $14.  Rent expense under the lease was $4 for the three and nine months ended September 28, 2008.

Collective bargaining agreements

At September 28, 2008 and December 31, 2007, approximately 30% and 37%, respectively, of the Company’s employees were covered by collective bargaining agreements.

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

Debt

The fair value of debt differs from the carrying amount due to favorable interest terms on debt with its Chief Executive Officer and stockholder. September 28, 2008 and December 31, 2007, the aggregate fair value of debt, with an aggregate carrying value of $16,133 and $10,231, respectively, is estimated at $16,170 and $11,336, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE N - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. The Company operates primarily in two segments: repair, remanufacturing and manufacturing and construction and engineering services.

The repair, remanufacturing and manufacturing segment is primarily engaged in providing maintenance and repair services to the electric motor industry, repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries, locomotives and locomotive engines for the rail industry, and power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries. The construction and engineering services segment provides a wide range of electrical and mechanical contracting services, mainly to industrial, commercial and institutional customers.

NOTE N – SEGMENT INFORMATION (CONTINUED)

The Company evaluates the performance of its business segments based on net income or loss. Corporate administrative and support services for the Company are not allocated to the segments but are presented separately.

Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended September 28, 2008 and September 30, 2007 is shown in the following tables:

2008	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months Sept. 28, 2008 Consolidated
External revenue:
Product sales	$6,150	$-	$-	$-	$6,150
Service revenue	15,600	9,753	-	-	25,353
Intersegment revenue:	-
Product sales	-	-	-	-	-
Service revenue	975	42	-	(1,017)	-
Depreciation-cost of revenues	433	30	-	-	463
Gross profit	3,552	1,461	-	-	5,013
Other depreciation & amortization	260	7	14	-	281
Interest expense	85	-	113	-	198
Net income (loss)	871	945	(1,345)	-	471
Total assets	64,710	12,689	1,138	-	78,537
Capital expenditures	577	10	88	-	675

2007	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Three Months Sept. 30, 2007 Consolidated
External revenue:
Product sales	$6,092	$-	$-	$-	$6,092
Service revenue	7,521	4,057	-	-	11,578
Intersegment revenue:	-
Product sales	-	-	-	-	-
Service revenue	-	27	-	(27)	-
Depreciation – cost of revenues	169	31	-	-	200
Gross profit	2,661	321	-	-	2,982
Other depreciation & amortization	4	7	11	-	22
Interest expense	54	-	203	-	257
Net income (loss)	1,122	(39)	(1,019)	-	64
Total assets	22,533	5,988	1,532	-	30,053
Capital expenditures	160	4	15	-	179

NOTE N – SEGMENT INFORMATION (CONTINUED)

2008	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Nine Months Sept. 28, 2008 Consolidated
External revenue:
Product sales	$18,771	$-	$-	$-	$18,771
Service revenue	44,989	28,028	-	-	73,017
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	2,127	337	-	(2,464)	-
Depreciation – cost of revenues	1,257	90	-	-	1,347
Gross profit	10,934	3,891	-	-	14,825
Other depreciation & amortization	755	18	35	-	808
Interest expense	309	0	384	-	693
Net income (loss)	3,295	2,318	(4,076)	-	1,537
Total assets	64,710	12,689	1,138	-	78,537
Capital expenditures	1,431	19	413	-	1,863

2007	Repair, Manufacturing & Remanufacturing	Construction & Engineering Services	Corporate	Intersegment Eliminations	Nine Months Sept. 30, 2007 Consolidated
External revenue:
Product sales	$17,115	$-	$-	$-	$17,115
Service revenue	20,777	12,688	-	-	33,465
Intersegment revenue:
Product sales	-	-	-	-	-
Service revenue	-	72	-	(72)	-
Depreciation – cost of revenues	527	92	-	-	619
Gross profit	7,306	1,435	-	-	8,741
Other depreciation & amortization	20	20	29	-	69
Interest expense	178	-	794	-	972
Net income (loss)	2,720	293	(5,325)	-	(2,312)
Total assets	22,533	5,988	1,532	-	30,053
Capital expenditures	245	88	34	-	367

NOTE O - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine months ended
	September 28,	September 30,
	2008	2007
Conversion of subordinated debentures	$3,234	$979
Issuance of restricted stock	152	22
Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	2,549	-
Issuance of common stock in conjunction with acquisition	3,500	-
Cashless exercise of warrants	16	-
Equipment acquired through capital lease obligation	864	-

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2008, certain debenture holders exercised their options under the debenture offering to convert $2,690,000 into 316,013 shares of our common stock at a price of $8.512316 per share (see Note H to the Financial Statements). In accordance with the provisions of the debenture offering, the debenture holders did not receive any payment of accrued interest. In 2008, we redeemed the remaining outstanding debentures in the amount of $342,000 including interest of $52,000.

In May 2008, AMP formed a subsidiary in Montreal, Canada named AMP Rail Services Canada, ULC (“AMP Canada”). AMP Canada repairs, remanufactures and rebuilds locomotives.

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

In September 2008, the Company acquired certain business assets of Visalia Electric Motor Shop Inc. (“VEMS”). VEMS provides maintenance and repair services for both alternating current and direct current electric industrial motors and generators.   The acquisition of net assets was made for the purpose of expanding the Company’s market penetration into the repair, remanufacturing and manufacturing segment. The aggregate purchase price of $1,000,000 was paid in cash at closing and was financed through borrowings under the credit facility. Concurrent with this acquisition, the Company leased approximately $800,000 of equipment from VEMS.

In September 2008, we amended our credit facility with Wells Fargo. The second amendment revised a financial covenant which increased the maximum amount of capital expenditures for 2008 to $2 million, no more than $1.25 million of which could be paid from working capital. The amendment also limited the investment and loans from American Motive Power, Inc. to AMP Rail Services Canada, ULC to $1 million.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the three and nine months ended September 28, 2008 and September 30, 2007 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, HK Engine Components, LLC, and Magnetech Power Services LLC. The consolidated financial statements for the three and nine months ended September 28, 2008 also include the accounts of Ideal Consolidated, Inc. (“Ideal”), 3-D Service, Ltd. (“3-D”), and AMP. All significant intercompany balances and transactions have been eliminated.

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

Results of Operations

Three Months Ended September 28, 2008 Compared to Three Months Ended September 30, 2007

Revenues. Total revenues increased by $13.8 million or 78% to $31.5 million in 2008 from $17.7 million in 2007. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $8.1 million or 60% and construction and engineering services segment revenues of $5.7 million or 140%.

The increase in repair, remanufacturing and manufacturing segment revenue of $8.1 million in 2008 resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $4.8 million or 48% due mainly to the acquisition of 3-D in November 2007, $4.5 million in revenue from locomotive and locomotive engine rebuild and remanufacturing from the acquisition of AMP in January 2008, less declines in revenue from diesel engine components of $0.2 million or 7% and intercompany sales of $1.0 million. The increase in construction and engineering services revenue of $5.7 million in 2008 resulted from an increase in electrical contracting services of $2.5 million or 67% due to continued market penetration and a strong local construction market, and increases in service revenues of $3.2 million from the acquisition of Ideal in October 2007.

Cost of Revenues. Total cost of revenues in 2008 was $26.5 million or 84% of total revenues compared to $14.7 million or 83% of total revenues in 2007. The increase of $11.8 million in cost of revenues was due primarily to the overall corresponding increase in our total revenue.

Gross Profit. Total gross profit in 2008 was $5.0 million or 16% of total revenues compared to $3.0 million or 17% of total revenues in 2007. The increase of $2.0 million or 67% was due to increased consolidated revenues. Although gross profit as a percentage of total revenue was nearly the same in 2008 and 2007, gross profit on repair, remanufacturing and manufacturing segment revenue declined 3% and gross profit on construction and engineering services revenue increased 7%. Gross profit on repair, remanufacturing and manufacturing revenues declined due to unabsorbed overhead costs at AMP due to AMP’s overcapacity. Gross profit on construction and engineering services revenue increased due to improved gross profit on a few larger electrical contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.3 million in 2008 compared to $2.7 million in 2007. The increase of $1.6 million was due to increases in selling expenses of $0.5 million and general and administrative expenses of $1.2 million. Selling expenses increased 36% to $1.5 million in 2008 from $1.1 million in 2007 primarily due to the acquisitions of Ideal, 3-D and AMP. General and administrative expenses increased 75% to $2.8 million in 2008 from $1.6 million in 2007, due to the aforementioned acquisitions, including related professional fees, and increases in compensation.

Interest Expense and Other Income. Interest expense decreased in 2008 to $0.2 million from $0.3 million in 2007 as a result of the payoff of the remaining subordinated debentures and lower interest rates, partially offset by higher principal outstanding related to the notes payable to former 3-D stockholders and the real estate and equipment term loans from Wells Fargo. Interest on principal debt increased to $0.2 million from $0.1 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased $0.2 million in 2008 compared to 2007.

Provision for Income Taxes. Prior to 2008, we experienced net operating losses in each year since we commenced operations. In January 2007, an ownership change occurred that will limit the amount of net operating loss that we will be able to use in future periods in accordance with Section 382 of the Internal Revenue Code, as amended. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we provided a valuation allowance for the income tax benefits associated with these net future tax assets that primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Income. Net income in 2008 was $0.5 million compared to $0.1 million in 2007. The $0.4 million improvement was due to the increase in revenues and correspondingly smaller increase in expenses described above.

Nine Months Ended September 28, 2008 Compared to nine Months Ended September 30, 2007

Revenues. Total revenues increased by $41.2 million or 81% to $91.8 million in 2008 from $50.6 million in 2007. The increase in revenues resulted from increases in repair, remanufacturing and manufacturing segment revenue of $25.9 million or 68% and construction and engineering services segment revenues of $15.3 million or 121%.

The increase in repair, remanufacturing and manufacturing segment revenue of $25.9 million in 2008 resulted from an increase in revenue from sales of motors, magnets and other industrial products and services of $15.9 million or 58% mainly due to the acquisition of 3-D, an increase in revenue of diesel engine components of $0.8 million or 7%, and increases in service revenues of $11.3 million from the acquisition of AMP, less intercompany sales of $2.1 million.  The increase in construction and engineering services revenue of $15.3 million in 2008 resulted from an increase in electrical contracting services of $6.5 million or 59% due to continued market penetration and a strong local construction market, an increase in power services of $0.7 million or 47%, and $8.4 million from the acquisition of Ideal, less intercompany sales of $0.3 million.

Cost of Revenues. Total cost of revenues in 2008 was $77.0 million or 84% of total revenues compared to $41.8 million or 83% of total revenues in 2007. The increase of $35.2 million in cost of revenues was due primarily to the overall corresponding increase in our total revenue.

Gross Profit. Total gross profit in 2008 was $14.8 million or 16% of total revenues compared to $8.7 million or 17% of total revenues in 2007. The increase in gross profit of $6.1 million was due to the corresponding increase in revenues. The 1% decrease from 17% to 16% was due to a 2.0% decrease in gross profit on repair, remanufacturing and manufacturing segment revenue offset by a 3.0% increase in gross profit on construction and engineering services revenue. Gross profit on repair, remanufacturing and manufacturing segment revenue decreased due to unabsorbed overhead costs at AMP due to initial overcapacity. Gross profit on construction and engineering services revenue increased due to improved gross profit on a few larger electrical contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.6 million to $12.4 million in 2008 from $7.8 million in 2007. Selling expenses increased 34% to $4.3 million in 2008 from $3.2 million in 2007 primarily due to the acquisitions of Ideal, 3-D and AMP. General and administrative expenses increased 76% to $8.1 million in 2008 from $4.6 million in 2007, due to the aforementioned acquisitions, including related professional fees, and increases in compensation.

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in the nine months ended September 30, 2007 related to the payoff of all Laurus senior secured debt in January 2007.

Interest Expense and Other Income. Interest expense decreased in 2008 to $0.7 million from $1.0 million in 2007 as a result of the payoff of the remaining subordinated debentures and lower interest rates, partially offset by higher principal outstanding related to the notes payable to former 3-D stockholders and Wells Fargo.  Interest on principal debt increased to $0.6 million from $0.5 million. Interest related to the amortization of debt issue costs and debt discount costs on subordinated debentures and senior secured debt decreased to $0.1 million from $0.5 million.

Provision for Income Taxes. Income tax expense was $0.2 million in 2008 compared to zero in 2007. Prior to 2008, we experienced net operating losses in each year since we commenced operations. In January 2007, an ownership occurred that will limit the amount of net operating loss that we will be able to use in future periods in accordance with Section 382 of the Internal Revenue Code, as amended. Accordingly, a provision for income taxes was recorded for the nine months ended September 28, 2008 as a result of the limitation on the use of the net operating losses. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we provided a valuation allowance for the income tax benefits associated with these net future tax assets that primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Income/Loss. Net income in 2008 was $1.5 million compared to a net loss of $2.3 million in 2007. The $3.8 million improvement was due to higher operating income from increased sales, lower interest expense, and the absence in 2008 of the aforementioned loss on debt extinguishment of $2.3 million.

Liquidity and Capital Resources

At September 28, 2008, we had approximately $16.5 million of working capital.   Working capital decreased approximately $1.3 million from approximately $17.8 million at December 31, 2007. The decrease in working capital was due mainly to cash consideration paid for the acquisition of AMP in January 2008, less the redemption of the convertible debentures of $2.9 million. Our total debt to equity ratio increased slightly from approximately .60:1 to ..72:1 from December 31, 2007 to September 28, 2008.

Through December 31, 2007, we incurred operating losses since we began operations in 2000. The operating losses were due to start up costs, including start up costs associated with acquisitions, underutilized operating capacity and costs incurred to build a corporate infrastructure sufficient to support increasing sales from existing operations and acquisitions for the foreseeable future. We funded these accumulated operating losses, increases in working capital, contractual obligations, acquisitions and capital expenditures with investments and advances from our Chief Executive Officer ($7.2 million), a private debt offering ($4.0 million), private equity offerings ($35.2 million), trade credit and bank loans.

We recorded net income of $1.5 million for the nine months ended September 28, 2008. Our net loss for the nine months ended September 30, 2007 of $2.3 million included non-cash expenditures of depreciation and amortization of $0.7 million and loss on debt extinguishment of $2.3 million.

Net cash utilized by operating activities was $0.8 million and $1.9 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. For the nine months ended September 28, 2008, net cash utilized by operations resulted from net income of $1.5 million, increase in bad debt and inventory reserves of $0.5 million and depreciation and amortization of $2.3 million, reduced by net increases in working capital of $5.1 million.  For the nine months ended September 30, 2007, net cash utilized by operating activities was due to the net loss of $2.3 million and net increases in working capital of $2.8 million, less depreciation of $1.2 million and amortization of debt issuance costs and loss on debt extinguishment of $1.8 million.

Accounts receivable and inventory may increase if sales increase. In the past, certain of our trade accounts payable have extended beyond the terms allowed by the applicable vendors. As a result, certain vendors placed us on credit hold or cash in advance which resulted in delays in receipt of necessary materials and parts. Further, in January 2008 we acquired 100% of the common stock of AMP for $7.2 million in cash and $3.5 million in common stock. AMP incurred operating losses from inception in 2005 through 2007 and into 2008 and may continue to incur losses and utilize cash for the balance of 2008. This may result in the increase in past due accounts payable and further delays in receipt of necessary materials and parts. Disruptions of this nature resulted in delayed shipments and service to our customers and may continue to result in such delays in the future. We do not believe that these delays resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business.

During the nine months ended September 28, 2008 and September 30, 2007, net cash utilized in investing activities was $9.9 million and $0.4 million, respectively. In 2008, net cash utilized consisted of the acquisitions of AMP and certain assets of VEMS of $7.2 million and $1.0 million, respectively, net of cash acquired, and capital expenditures, net of disposals of $1.9 million. In 2007, net cash utilized in investing activities consisted of capital expenditures.

We generated approximately $7.8 million from financing activities during the nine months ended September 28, 2008, primarily from borrowings under the Wells Fargo credit facility of $8.0 million and proceeds from the sale of common stock of $0.1 million, less the payoff of convertible debentures of $0.3 million. We generated approximately $2.2 million from financing activities during the nine months ended September 30, 2007, primarily from advances on our revolving line of credit of $0.8 million, the sale of our common stock of approximately $12.4 million, less the payoff of all senior secured debt due to Laurus of approximately $11.0 million.

We are undertaking various activities to improve our future cash flows. These activities include efforts to collect accounts receivable at a faster rate, modify credit limits and terms when necessary, decrease inventory levels by improving controls over purchasing, and more aggressive selling efforts. In that regard, we do not expect our accounts receivable to become more difficult or unlikely to collect, and we feel our inventory levels are consistent with anticipated future sales.

From March through May of 2005, we issued $4.0 million of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bore interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders did not elect to convert their debentures. Each debenture holder had the option to convert principal and accrued interest under the debentures into the number of shares of our common stock determined by dividing the principal amount by a fixed conversion price of $8.5123, subject to certain anti-dilution adjustments.

During the nine months ended September 28, 2008 and September 30, 2007, debenture holders converted approximately $2.7 million and $1.0 million, respectively, of the subordinated debt. During the nine months ended September 30, 2008, the remaining debenture holders were paid off with interest. As of September 28, 2008, no convertible debentures were outstanding.

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

On November 30, 2007, we sold 2,666,667 shares of common stock to TCP and 666,666 shares of common stock to TCOMF for $6.00 per share or $20.0 million (amounts stated after giving effect to the Reverse Stock Split). Proceeds were used to fund the acquisition of 3-D for $16.7 million and to retire all amounts due to our senior lender under a revolving credit facility as of that date in the amount of $2.02 million, including interest of $5,000. We used the balance of the proceeds for working capital.

On January 14, 2008, we entered into a credit facility with Wells Fargo. The credit facility is comprised of a $1.25 million real estate term note and a $13.75 million revolving note. On January 16, 2008, we borrowed $7.5 million under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP.

The original maturity date of the Wells Fargo notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on our assets; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in our subsidiaries. The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as the Prime Rate, subject to certain minimum annual interest payments. The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10,000, plus interest, beginning on the first day of the month following receipt of the advance. The $1.25 million real estate term note was funded in April 2008.

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

We may prepay the Wells Fargo term note at any time, subject to certain prepayment penalties.  With respect to the Wells Fargo revolving note, we may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of our eligible construction related trade receivables up to $2 million and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time, and (2) $13.75 million less any reserves established by Wells Fargo.

In April 2008, we amended the Wells Fargo credit facility entered into in January 2008. The amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2 million limitation. The amendment also provided a four year term note in the amount of $1 million, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21,000, plus interest at the bank’s prime rate beginning June 1, 2008.

In September 2008, we further amended our credit facility with Wells Fargo. The second amendment revised a financial covenant which increased the maximum amount of capital expenditures for 2008 to $2 million, no more than $1.25 million of which could be paid from our working capital. The amendment also limited the investment and loans from AMP to AMP Canada to $1 million.

We believe that our existing working capital, cash provided by operations and our existing credit facility with Wells Fargo, under which we had $2.2 million available as of September 30, 2008, should be sufficient to fund our working capital needs, capital requirements and contractual obligations for at least the next 12 months. We also believe that we will continue to improve relationships with our vendors and ensure a more steady supply of parts and materials. We may, however, need to raise additional debt or equity capital to fund certain future business acquisitions. As of September 30, 2008, we did not have any material commitments for capital expenditures.

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

Management based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

In order to monitor compliance with this system of controls, our Board of Directors, which performs the audit committee function for the Company, oversees management’s discharge of its financial reporting responsibilities. The Board of Directors meets regularly with the Company’s independent registered public accounting firm, Asher & Company, Ltd., and representatives of management to review accounting, auditing, internal control, and financial reporting matters. The Board of Directors is responsible for the engagement of our independent registered public accounting firm.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 28, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of September 28, 2008, we have issued 616,408 shares upon the exercise of warrants, and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.8 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1
Second Amendment to Credit and Security Agreement dated August 28, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein. (incorporated by reference to Exhibit 10.56a to the registrant’s Registration Statement on Form S-1 (Reg No. 333-154649))

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

MISCOR GROUP, LTD.

November 12, 2008	By:	/s/ Richard J. Mullin
Richard J. Mullin
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Second Amendment to Credit and Security Agreement dated August 28, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein. (incorporated by reference to Exhibit 10.56a to the registrant’s Registration Statement on Form S-1 (Reg No. 333-154649))

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications