Form 10-K
period 2008-12-31
MISCOR GROUP, LTD.
filed 2009-04-15
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
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

Securities registered pursuant to Section 12(b) of the Act:
None

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 27, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $22,800,002. The registrant does not have any non-voting common equity securities.

As of March 26, 2009, there were 11,749,418 shares outstanding of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

- INDEX –

i

ii

PART I

ITEM 1.   BUSINESS

Overview

We provide electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. We currently operate in three business segments:

•
Industrial Services – We provide maintenance and repair services to several industries including electric motor and wind power; repairing, manufacturing, and remanufacturing industrial lifting magnets for the steel and scrap industries.

•	Construction and Engineering Services – We provide a wide range of electrical and mechanical contracting services, mainly to industrial, commercial, and institutional customers.

•
 Rail Services – We manufacture and rebuild power assemblies, engine parts, and other components related to large diesel engines and provide locomotive maintenance, remanufacturing, and repair services for the rail industry.

To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

We began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we have expanded the nature of our operations as well as our geographic presence, which now includes additional locations in Indiana and locations in Alabama, Maryland, New York, Ohio, Washington, West Virginia, California, and Quebec, Canada. In April 2004, we reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, we changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.

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

In March 2005, we began our Rail Services segment with the launch of HK Engine Components, LLC (“HKEC”) by acquiring certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. In this segment of our business, we manufacture, remanufacture, repair and engineer power assemblies, engine parts and other components related to large diesel engines for the railroad, utilities, marine and offshore drilling industries. The financial results of HKEC are included with the Rail Services segment.

In May 2006, we acquired substantially all of the assets of E.T. Smith Services of Alabama, Inc. (“Smith Alabama”). Smith Alabama provided electric motor repair, preventative maintenance and refurbishment for industrial companies such as utilities and manufacturers. The financial results of this business are included with the Industrial Services segment.

In October 2007, we acquired 100% of the outstanding shares of Ideal Consolidated, Inc. (“Ideal”). Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems. The financial results of Ideal are included in the Construction and Engineering Services segment.

In November 2007, our wholly-owned subsidiary, Magnetech Industrial Services, Inc. (“Magnetech”), acquired all of the issued and outstanding units of membership interest in 3-D Service, Ltd. (“3-D”). 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment. The financial results of 3-D are included in the Industrial Services segment.

In January 2008, we acquired 100% of the outstanding shares of American Motive Power, Inc. (“AMP”). AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotives and locomotive engines as well as providing related goods and services to the railroad industry. The financial results of AMP are included in the Rail Services segment.

In June 2008, we established AMP Rail Services Canada. AMP Canada is engaged in the business of providing inspections, running repairs, overhaul and modification programs, as well as upgrades to both freight and passenger locomotives and transit cars. The financial results of AMP Canada are included in the Rail Services segment.

In September 2008, we acquired certain assets of Visalia Electric Motor Shop, Inc. (“VEMS”). VEMS is engaged in the business of providing maintenance and repair services for both alternating current and direct current electric industrial motors and generators. The financial results of VEMS are included in the Industrial Services segment.

Business Strategy

Our objective is to be a leading provider of integrated mechanical and electrical products and services to industry. To achieve that, we intend to grow our existing business segments and add complimentary businesses, both through acquisitions and internal sales growth.

Employees

At December 31, 2008, we had 683 full-time employees of which 167 were salaried and 516 were hourly. At that date, approximately 26% of our employees were covered by collective bargaining agreements with several trade unions. All of the union employees are currently working under collective bargaining agreements. We believe our relations with our employees to be good. Two collective bargaining agreements representing 12% of our employees expire in 2009.

Segment Information

We currently operate in three business segments: The Industrial Services segment, the Construction and Engineering Services segment and the Rail Services segment. The following table summarizes financial information concerning our three reportable segments as of and for the years ended December 31, 2008 and 2007 (amounts in thousands). Corporate administrative and support services are not allocated to the segments but are presented separately.

	Years Ended December 31,
	2008	2007
Revenues:
Industrial services	$63,238	$41,703
Construction and Engineering Services	34,465	18,459
Rail Services	28,818	13,206
Corporate	-	-
Elimination	(3,275)	(118)
Consolidated	$123,246	$73,250

Gross Profit:
Industrial services	$12,520	$7,320
Construction and Engineering Services	3,310	1,670
Rail Services	2,012	3,176
Corporate	-	-
Elimination	(63)	-
Consolidated	$17,779	$12,166

Net income (loss):
Industrial services	$4,745	$1,823
Construction and Engineering Services	1,316	561
Rail Services	(2,049)	1,851
Corporate	(5,404)	(6,258)
Elimination	(63)	-
Consolidated	$(1,455)	$(2,023)

	As of December 31,
	2008	2007
Total assets:
Industrial services	$41,892	$42,017
Construction and Engineering Services	12,113	9,098
Rail Services	23,653	5,879
Corporate	1,132	2,553
Consolidated	$78,790	$59,547

Following is additional information regarding our three business segments.

Industrial Services Segment

We have organized our Industrial Services segment into two primary business groups: the Motor Group and the Magnet Group. To supplement the services provided by these groups, we provide on-site equipment maintenance and education and training services.

Principal Products, Services, Markets and Distribution

Our Motor Group provides maintenance and repair services for both alternating current (AC) and direct current (DC) electric motors. Our customers operate in a broad range of major industries, including steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive and power generation.

Our Magnet Group repairs and manufactures industrial lifting magnets. Our customers include scrap yards, steel mills and steel processing centers. Based on industry experience and market information, we believe that we are one of the largest magnet repair operations in the United States and one of the top three manufacturers of industrial lifting magnets in the United States based on revenue for 2008.

The Industrial Services segment accounted for approximately 51% and 57% of total consolidated revenues for the years ended December 31, 2008 and 2007, respectively.

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

VEMS Acquisition

In September 2008, we acquired certain assets of Visalia Electric Motor Shop, Inc. (“VEMS”). VEMS is engaged in the business of providing maintenance and repair services for both alternating current and direct current electric industrial motors and generators.

Marketing and Customers

The products and services comprising our Industrial Services segment are marketed principally by personnel based at our eight locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services. No customer of our Industrial Services segment accounted for more than 10% of our consolidated revenue for the year ended December 31, 2008 or 2007.

Business Strategy

We seek to continue to strengthen and broaden our position as a provider of outsourced maintenance and repair, industrial education and training and complimentary services to the industries we serve throughout the United States. In addition, our strategy is to expand into other geographic markets with respect to the remanufacture and repair services for renewable wind generation facilities and wind generators. To achieve these objectives, we are pursuing the following business strategies:

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

Raw Materials

The principal raw materials used in our Motor and Magnet Groups are scrap and raw steel, aluminum and various flexible materials. Certain raw materials are obtained from a number of commercial sources at prevailing prices and we do not depend on any single supplier for any substantial portion of raw materials. However, it is sometimes difficult to obtain adequate quantities of scrap steel and alloys at competitive prices. The cost to deliver scrap steel can limit the geographic areas from which we can obtain this material. We attempt to minimize this risk by stocking adequate levels of key components. However, we may encounter problems at times in obtaining the raw materials necessary to conduct our business.

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

In the magnet market, there are four other principal suppliers of magnets based in the United States: Walker Magnetics Group; Ohio Magnetics, Inc.; Winkle Magnetics; and City Machine Technologies, Inc. We believe that we are one of the largest magnet repair operations in the United States, and one of the top three manufacturers of industrial lifting magnets, based on revenues for 2008.

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

Foreign Sales

Our Industrial Services segment derives a portion of its revenues from foreign customers. Foreign sales for the years ended December 31, 2008 and 2007 were approximately $4.6 million or 7%, and $3.5 million or 9%, of the total revenues of this segment, respectively. Revenues from sales to foreign customers for the Industrial Services segment are denominated in U.S. dollars.

Backlog

At December 31, 2008, the backlog of our Industrial Services segment was approximately $5.2 million compared to $6.2 million at December 31, 2007. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

With respect to our Motor and Magnet Groups, our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we must have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes G and H of the notes to our consolidated financial statements.

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

The Construction and Engineering Services segment accounted for approximately 28% and 25% of total consolidated revenues for the years ended December 31, 2008 and 2007, respectively.

In October 2007, we acquired 100% of the outstanding shares of Ideal. Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems.

Marketing and Customers

Our customers include general contractors, real estate developers, commercial businesses, government agencies, manufacturers and institutions. One customer of our Construction and Engineering Services business accounted for more than 10% of our consolidated revenues during the year ended December 31, 2008 and no customer accounted for more than 10% of our consolidated revenues during the year ended December 31, 2007.

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

Competition

We believe we are one of the three largest Construction and Engineering Services providers in our geographic market, based on sales for 2008. In addition, we compete against several smaller companies that provide similar construction and electrical engineering services. Certain collective bargaining agreements to which we are a party to, limit our ability to compete on price with lower-cost, non-union contractors.

Backlog

At December 31, 2008, the backlog of our Construction and Engineering Services segment was approximately $10.5 million compared to $20.4 million at December 31, 2007. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders and contractual agreements upon which work has not commenced. Contracts included in the backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in the backlog will not be modified, canceled or delayed.

Working Capital

Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Most contracts with general contractors and real estate developers allow the customer to retain generally between 5% and 10% of each progress billing until the contract is completed, inspected and approved. Therefore, we must have sufficient working capital to permit us to undertake our services, and to carry the appropriate inventory level of spare parts and equipment, throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Notes G and H of the notes to our consolidated financial statements.

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

Rail Services Segment

Principal Products, Services, Markets and Distribution

Our Rail Services Group repairs and remanufactures locomotives for the railroad industry and manufactures, remanufactures, repairs and engineers power assemblies, engine parts and other components related to large diesel engines. These engines typically are used to power railroad locomotives and marine engines and as back-up power supplies in power and utility plants and in the oil and gas industries. We provide an integrated approach to help our customers minimize disruptions to their operations by applying state-of-the-art technology and up-to-date knowledge and education. Through both proactive programs and emergency evaluations, our skilled professionals test, analyze, maintain, repair and replace power distribution equipment to maximize reliable and safe operation. Our Rail Services segment customers include companies that use, manufacture or distribute diesel engines and related components for the railroad, utilities, maritime and offshore drilling industries.

The Rail Services segment accounted for approximately 23% and 18% of total consolidated revenues for the years ended December 31, 2008 and 2007, respectively.

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

In June 2008, we established AMP Canada. AMP Canada is engaged in the business of providing inspections, running repairs, overhaul and modification programs, as well as upgrades to both freight and passenger locomotives and transit cars.

Marketing and Customers

The products and services comprising our Rail Services segment are marketed principally by personnel based at our three locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services. No customer of our Rail Services segment accounted for 10% or more of our consolidated revenues during the year ended December 31, 2008 or 2007.

Business Strategy

Our strategy is to expand our Rail Services business throughout the world. With respect to HK Engine Components, we remanufacture, manufacture and repair power assemblies for the railroad and steamship industries. In American Motive Power, we provide locomotive and engine overhauls to domestic and international customers in the freight and transit industries.

Raw Materials

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

Competition

Our two largest competitors in the diesel engine components market are General Electric and the former Electro Motive Diesel division of General Motors Corporation. We believe we are the largest supplier of diesel engine components in the United States that is not an original equipment manufacturer, based on revenues for the year ended December 31, 2008. There are a number of smaller competitors.

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

Foreign Sales

For the Rail Services segment for the years ended December 31, 2008 and 2007, foreign sales were $4.1 million or 14% of total segment revenues, and $3.4 million or 26% of total segment revenues,

respectively. Of the $4.1 million in foreign sales for the Rail Services segment for the year ended December 31, 2008, approximately $1.2 million or 4% of segment revenues were denominated in Canadian dollars and $3.0 million or 10% of segment revenues were denominated in US Dollars. For the year ended December 31, 2007, all foreign sales were denominated in US dollars.

Backlog

At December 31, 2008, the backlog of our Rail Services segment was approximately $17.4 million compared to $4.1 million at December 31, 2007. The increase is due to the acquisition of AMP and an increase in the backlog for diesel engine components. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

For product sales in the Rail Services segment, our customers typically pay within 30 to 60 days from the date of shipment, while some foreign customers typically pay within 90 days. Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we must have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes G and H of the notes to our consolidated financial statements.

Seasonality and Quarterly Fluctuations

The effects of seasonality on revenues in our Rail Services segment are insignificant. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct our business from fifteen locations in the United States and Canada. We lease facilities in South Bend, Elkhart, Hammond, and Merrillville, Indiana; Boardman, Cincinnati and Massillon, Ohio; Hagerstown, Maryland; Dansville, New York; Seattle, Washington; Huntington, West Virginia; Visalia, California; and Montreal, Quebec. Our leases have terms expiring at various times through November 2017, with annual base rental payments ranging from $39,000 to $540,000. We own our facilities in Weston, West Virginia and Saraland, Alabama.

The Elkhart facility and two of the South Bend facilities are used in the Construction and Engineering Services segment of our business. The Hagerstown, Maryland, Weston, West Virginia,

Dansville, New York, Seattle, Washington, and Montreal, Quebec facilities are used in the Rail Services segment. The other facilities are used in the Industrial Services segment of our business. We maintain our executive offices at our South Bend, Indiana facility.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space would be available on commercially reasonable terms as needed to accommodate any expansion of our operations.

We lease our facilities in South Bend and Hammond, Indiana, Boardman, Ohio and Mobile, Alabama from several limited liability companies, all of which are indirectly owned by John A. Martell, our Chairman, Chief Executive Officer and President. We lease a facility in South Bend for the electrical contracting business from a limited liability company owned by Mr. Martell’s adult children. We lease our Hagerstown, Maryland facility from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HK Engine Components, LLC, is a partner. We lease our Massillon, Ohio facility from a limited liability company of which BDeWees, Inc. is a member. Bernard L. DeWees, President of Magnetech, is a beneficial owner of BDeWees, Inc. We lease our Visalia, California facility, along with substantially all of the equipment used at our Visalia, California facility from Gene Quesnoy, the former owner of VEMS and a current employee of MIS. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this report.

ITEM 3. LEGAL PROCEEDINGS

We are periodically involved in ordinary routine litigation incidental to our business. In our opinion, there are no material pending legal proceedings the resolution of which is expected to have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Fiscal Year 2008	High	Low
1st quarter ended 3/30/08	$17.00	$8.00
2nd quarter ended 6/29/08	$15.50	$9.25
3rd quarter ended 9/28/08	$11.00	$7.20
4th quarter ended 12/31/08	$6.50	$1.76

Fiscal Year 2007
1st quarter ended 4/1/07	$14.25	$4.50
2nd quarter ended 7/1/07	$13.50	$8.75
3rd quarter ended 9/30/07	$11.75	$5.25
4th quarter ended 12/31/07	$16.75	$5.25

As of March 26, 2009, there were 11,749,418 shares of common stock outstanding and approximately 79 shareholders of record. Our common stock was held by approximately 828 beneficial owners as of such date. In addition, as of that date we had outstanding:

•	warrants to acquire up to 310,254 shares of our common stock at fixed exercise prices ranging from $0.0025 to $8.50 per share;

•	a subordinated note convertible into 1,200,000 shares of our common stock based on aggregate indebtedness of $3,000,000 then outstanding and a fixed conversion price of $2.50 per share; and

•	options issued under our 2005 Stock Option Plan to acquire 82,350 shares of our common stock at exercise prices ranging from $2.35 to $11.45 per share.

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

Dividends

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future. Our senior credit facility contains restrictions on our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2008, with respect to our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	76,600	(1)	$7.37	753,897	(2)
Equity compensation plans not approved by security holders	–		–	70,800	(3)
Total	76,600		$7.37	824,697

(1)	Consists of shares issuable upon the exercise of outstanding options granted under our 2005 Stock Option Plan as of December 31, 2008, giving retroactive effect to the Reverse Stock Split.
(2)
Includes 141,350 and 612,547 shares of common stock remaining available for future issuance under our 2005 Stock Option Plan and Employee Stock Purchase Plan, respectively, as of December 31, 2008, giving retroactive effect to the Reverse Stock Split. For a description of the material features of our 2005 Stock Option Plan and Employee Stock Purchase Plan, see Note I of the notes to our consolidated financial statements set forth in Item 8 hereof.

(3)
Consists of shares of common stock remaining available for future issuance under our Restricted Stock Plan as of December 31, 2008, giving retroactive effect to the Reverse Stock Split. For a description of the material features of our Restricted Stock Plan, see Note I of the notes to our consolidated financial statements set forth in Item 8 hereof.

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of December 31, 2008, we have issued 616,407 shares upon the exercise of warrants and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.7 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

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

Overview

We provide electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. We currently operate in three business segments:

•
Industrial Services – We provide maintenance and repair services to several industries including electric motor and wind power; repairing, manufacturing, and remanufacturing industrial lifting magnets for the steel and scrap industries.

•	Construction and Engineering Services – We provide a wide range of electrical and mechanical contracting services, mainly to industrial, commercial, and institutional customers.

•
Rail Services – We manufacture and rebuild power assemblies, engine parts, and other components related to large diesel engines and provide locomotive maintenance, remanufacturing, and repair services for the rail industry.

In the fourth quarter of 2008, we realigned our segment reporting to coincide with these three reporting segments -- Industrial Services, Construction and Engineering Services, and Rail Services -- identified through a segment analysis performed to ensure that our financial reporting adheres to the requirement of FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information.

On January 18, 2007 we sold 2,000,000 shares of common stock to Tontine Capital Partners, L.P. (“TCP”) and 500,000 shares of common stock to Tontine Capital Overseas Master Fund, L.P. (“TCOMF,” and collectively with TCP, “Tontine”) for $5.00 per share or $12.5 million. We used the proceeds to retire all of the outstanding senior debt due to our senior lender, Laurus Master Fund, Ltd. (“Laurus”), as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds for working capital and to reduce accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We used borrowings under the note for capital expenditures, to acquire Ideal and for working capital purposes. Interest was payable monthly at ½% over prime as published in the Wall Street Journal. This revolving credit facility was paid in full in December 2007 and closed in January 2008, when the Company entered into its credit facility with Wells Fargo Bank, National Association ("Wells Fargo").

In October 2007, we acquired 100% of the outstanding shares of Ideal. Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems. The financial results of Ideal are included in the Construction and Engineering Services segment (See Note C, Acquisitions, to our consolidated financail statements set forth in Item 8 hereof).

In November 2007, our wholly-owned subsidiary, Magnetech, acquired all of the issued and outstanding units of membership interest in 3-D. 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment. The financial results of 3-D are included in the Industrial Services segment (See Note C, Acquisitions, to our consolidated financial statements set forth in Item 8 hereof).

On November 30, 2007 we sold 2,666,667 shares of common stock to TCP and 666,666 shares of common stock to TCOMF for $6.00 per share or $20.0 million. Proceeds were used to fund the acquisition of 3-D for $16.7 million and to retire all amounts due to our senior lender, MFB Financial, under a revolving credit facility as of that date in the amount of $2.02 million, including interest. We used the balance of the proceeds for working capital.

On January 14, 2008, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility is comprised of a $1,250,000 real estate term note and a $13,750,000 revolving note. On January 16, 2008, we borrowed $7,500,000 under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP. AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotive engines as well as providing related goods and services to the railroad industry. The financial results of AMP are included in the Rail Services segment (See Note C, Acquisitions, to our consolidated financial statements set forth in Item 8 hereof).  As of December 31, 2008 the outstanding balance on the revolving note is $7,459,946.

On February 8, 2008 we amended our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 12,000,000 to 20,000,000 shares (the “First Stock Increase”). The first stock increase was approved by our shareholders at a special meeting on February 7, 2008, and became effective on February 8, 2008, by the filing of articles of amendment to our Amended and Restated Articles of Incorporation with the Indiana Secretary of State.

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

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate (3.25% at December 31, 2008) beginning June 1, 2008. The outstanding balance under the equipment term note as of December 31, 2008 was $854.  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% (6.25% at January 1, 2009) (See Note G, Senior Credit Facility, to our consolidated financial statements set forth in Item 8 hereof).  Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR plus 5.25% (approximately 6.38% as of April 14, 2009) (See Note G, Senior Credit Facility, to our consolidated financial statements set forth in Item 8 hereof).

On May 20, 2008 we amended our Amended and Restated Articles of Incorporation to further increase the number of authorized shares of our common stock form 20,000,000 to 30,000,000 shares (the “Second Stock Increase”). The Second Stock Increase was approved by our shareholders at the annual meeting of shareholders on May 15, 2008, and became effective on May 20, 2008 by the filing of articles of amendment to our Amended and Restated Articles of Incorporation with the Indiana Secretary of State.

In May 2008, AMP formed a subsidiary in Montreal, Canada named AMP Rail Services Canada, ULC (“AMP Canada”). AMP Canada repairs, remanufactures and rebuilds locomotives.

In September 2008, our wholly-owned subsidiary, Magnetech, acquired certain business assets of Visalia Electric Motor Shop, Inc. (“VEMS”). VEMS is engaged in the business of providing maintenance and repair services for both alternating current and direct current electric industrial motors and generators (See Note C, Acquisitions, to our consolidated financial statements set forth in Item 8 hereof).

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

In 2008, certain debenture holders exercised their options under the debenture offering to convert $2,690,000 into 316,013 shares of our common stock at a price of $8.512316 per share. In accordance with the provisions of the debenture offering, the debenture holders did not receive any payment of accrued interest. In 2008, we redeemed the remaining outstanding debentures in the amount of $342,000 including interest of $52,000.

On March 5, 2009, the Company received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008. Additionally, the Company was in default of the debt service coverage ratio.  The default resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate plus 3% (6.25% at December 31, 2008). In addition, due to the covenant violation, Wells Fargo reduced the availability of credit on the revolving note related to certain receivable accounts held by Martell Electric and Ideal. The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009. The amendment and waiver amended the Credit Facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008.

•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009.

•	Adjusted the minimum book net worth covenant to $38,750,000 as of December 31, 2009.

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009.

•	Reduced the revolving credit line limit to $11,000,000 (from $13,750,000).

•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009.

•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the year ended December 31, 2007 include our accounts and those of our wholly-owned subsidiaries, Magnetech, Martell Electric, LLC, HK Engine Components, LLC, Ideal Consolidated, Inc, and 3-D Services, Inc. The consolidated financial statements for the year ended December 31, 2008 also include the accounts of American Motive Power, Inc. for the eleven months ended December 31, 2008. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition. Revenue in our Industrial Services segment consists primarily of product sales and service of industrial magnets, and electric motors. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based on specific identification of customer accounts deemed to be uncollectible and historical experience. Our revenue recognition policies are in accordance with Staff Accounting Bulletin No. 101 and No. 104.

Revenues from the Rail Services and Construction and Engineering Services segments are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs to complete for each contract. Costs incurred on contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on contracts are recorded as part of other current liabilities.

Cash Equivalents. The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents.

Concentration of credit risk. The Company maintains its cash and cash equivalents primarily in bank deposit accounts. The Federal Deposit Insurance Corporation insures these balances up to $250 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

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

Foreign Currency Translation. The assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, except for non-monetary assets and liabilities, which are translated using the historical exchange rate. Income and expense accounts are translated into U.S. dollars at the year-to-date average rate of exchange, except for expenses related to those balance sheet accounts that are translated using historical exchange rates.

Segment information. We report segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Goodwill and Intangibles. We account for goodwill and other intangible assets in accordance with FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter. We test goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are determined based on the our operating segments. The AMP, MIS, Ideal and 3-D operating segments, which were also determined to be reporting units under SFAS 142, contain goodwill and are thus tested for impairment. We re-evaluate our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of our reporting units is determined based upon management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, a technical library, and non-compete agreements were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 1 to 20 years. Amortization expense for the other intangible assets was $889 and $35 for the years ended December 31, 2008 and 2007, respectively. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing and revolving notes over the term of the financing, which is three years. We also capitalize and amortize costs incurred to secure subordinated debenture financing over the term of the subordinated debentures, which initially was two years. However, in April 2006, the debenture holders agreed to extend the maturity of the debentures from February 28, 2007 to February 28, 2008.  Accordingly, the balance of debt issue costs were amortized through February 28, 2008.

Advertising costs. Advertising costs consist mainly of product advertisements and announcements published in trade publications, and are expensed when incurred.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard on January 1, 2009 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 , “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on our financial position or results of operations.

Recent Developments

Liquidity Issues. During the first three quarters of 2008 we experienced significant growth and profitability compared to 2007. But during the fourth quarter of 2008, specifically December 2008, we incurred significant losses. These losses triggered a default of a financial covenant contained in the senior secured lender agreement (“Credit Agreement”) with Wells Fargo. Wells Fargo issued a letter on March 5, 2009 notifying us that, while it was not accelerating the maturity of the indebtedness under the Credit Agreement, it was altering certain other credit terms and expressly reserving the rights to exercise all remedies including acceleration. We then filed a SEC Form 12-25b requesting a delay in filing our annual report on Form 10-K while bank negotiations were proceeding. On April 14, 2009, we executed an agreement with Wells Fargo through which Wells Fargo waived the default and amended the Credit Agreement (See Note G, Senior Credit Facility, in our consolidated financial statements set forth in Item 8 hereof).

Beginning in October 2008 and continuing into 2009, the Industrial Services and Rail Services segments have experienced a decline in backlog and revenues driven by the downturn in the current US economy. As a result, we have experienced severe cash flow constraints. We have experienced substantial difficulties in meeting our short-term cash needs, particularly in relation to our vendor commitments.

Response to Liquidity Issues and Market Conditions.  We initiated a number of actions beginning in the fourth quarter of 2008 to mitigate the impact on the Company of the unprecedented deterioration of market conditions. These actions included:

•	Downsized by the elimination of approximately 200 positions or approximately 27% of our work force.

•	Consolidated operations in certain groups where customer service would not be affected.

•	Centralized human resource and certain other administrative functions.

•	Initiated discussions toward selling certain non-strategic assets.

•	Initiated efforts to obtain additional equity investment and/or refinance part or all of our credit facilities.

•
Aligned core assets with strategic 2009 growth opportunities in wind power, transformer, traffic and telecommunication investments expected to result from governmental stimulus and energy independence initiatives.

Operating Results

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Total revenues increased by $49.9 million or 68% to $123.2 million in 2008 from $73.3 million in 2007. Each of our three segments had increases in revenue as follows: Industrial Services increased $19.8 million or 47%; our Rail Services increased $14.3 million or 108%; and our Construction and Engineering Services increased $15.9 million or 86%.

The increase in the Industrial Services segment came primarily from the acquisition of 3-D Services. The increase in the Rail Services segment came primarily from the acquisition of AMP. The increase in the Construction and Engineering Services came partially from the acquisition of Ideal (51%) and partially from organic growth due to the continuing strong local construction market (49%).

Gross Profit. Total gross profit in 2008 was $17.8 million or 14.3% of total revenues compared to $12.1 million or 16.6% of total revenues in 2007. Our three segments had the following changes in gross profit: Industrial Services increased $5.2 million or 70%; our Rail Services decreased $1.1 million or 36%; and our Construction and Engineering Services increased $1.6 million or 94%.

The increase in the Industrial Services segment came primarily from the acquisition of 3-D Services. The decrease in the Rail Services segment came primarily from the acquisition of AMP. The increase in the Construction and Engineering Services came primarily from organic growth (73%) and the acquisition of Ideal (27%).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.4 million in 2008 from $10.7 million in 2007. Selling expenses increased 37% to $5.9 million in 2008 from $4.3 million in 2007 primarily due to higher salaries and commissions required to support the growth in total revenues. Selling expenses were 4.8% and 5.9% of total revenues in 2008 and 2007, respectively. General and administrative expenses increased 81% to $11.4 million in 2008 from $6.3 million in 2007. General and administrative expenses were 9.3% and 8.6% of total revenues for 2007 and 2006, respectively.

Goodwill impairment. As a result of the completion of step one of our fiscal 2008 annual analysis and test for impairment of goodwill, as required by SFAS 142, during the fourth quarter of 2008, it was determined that goodwill related to American Motive Power, a component of our Rail Services segment, was impaired. As a result, a $0.9 million estimated impairment charge was recorded as a goodwill impairment expense as shown on our statement of operations for the year ended December 31, 2008. This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill. The impairment charge is attributed to a decline in the forecasted discounted cash flows expected by us. We have not yet completed step two of our analysis, but it is anticipated that step two will be completed during the second quarter of 2009, at which time any required adjustments to the Company’s estimates will be recorded. The amount of the impairment charge recognized may change as a result of the Company’s completion of step two.

Income from Operations. Income from operations decreased $2.0 million from $1.5 million in 2007 to $(0.5) million in 2008.

The decrease comes primarily from the Rail Services segment which was a positive $1.2 million in 2007 and decreased to a negative $2.0 million for 2008. The decrease was caused by issues with the AMP post-acquisition integration, which have subsequently been rectified, the $.9 goodwill impairment, and the general rail industry decline in the 3rd and 4th quarters of 2008.

The Industrial Services segment’s operating income increased $4.7 million to $4.9 million in 2008 from $.2 in 2007. The increase is attributed to the acquisition of 3-D as well as operational efficiency improvements to the overall Industrial Services segment.

The Construction and Engineering Segment’s income from operations increased $1.4 million to $1.7 million in 2008 from $.3 million in 2007. This increase was due, in approximately equal parts, to the acquisition of Ideal and organic growth within the segment.

Loss on Debt Extinguishment. We incurred a loss on extinguishment of debt of $2.3 million in 2007 related to the payoff of all Laurus senior secured debt in January 2007.

Interest Expense and Other Income. Interest expense decreased in 2008 to $.9 million from $1.3 million in 2007. Interest on principal debt increased to $0.9 million in 2008 from $0.6 million in 2007 due to higher outstanding balances related to the notes payable to former 3-D shareholders and the Wells Fargo credit facility, which was somewhat offset by lower interest rates. Amortization of debt issue costs and debt discount costs on debentures and senior revolving debt was $0.1 million in 2008 compared to $0.7 million in 2007. Amortization of debt issue costs and debt discount costs decreased due to the payoff of all Laurus debt and the partial conversion of convertible debentures in the first quarter of 2008.

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

Net Loss. Net loss was $1.5 million and $2.0 million in 2008 and 2007, respectively. The decrease in the net loss was due primarily to higher sales and lower interest expense in 2008 and the loss on debt extinguishment in 2007, partially offset by higher selling, general and administrative expenses in 2008. While we realized three profitable quarters in 2008, we experienced a sharp downturn in the final quarter of 2008 across all business segments and product groups.

The Industrial Services segment had record revenue in the 4th quarter of 2008, however, because of the downturn in the economy, the backlog swiftly declined and the Company had a slow reaction to making the necessary operating cost cuts. We have made significant reductions in our payroll costs by eliminating approximately 34% of the positions from October 2008 to March 2009.

The Construction and Engineering Segment had cost over runs in December involving the completion of the Blue Chip Casino project.

The Rail Services segment had the goodwill impairment, and also suffered from a slow reaction to making necessary operating cost cuts. We have made significant reductions in our payroll costs by eliminating approximately 29% of the positions from October 2008 to March 2009.

Liquidity and Capital Resources for the Years Ended December 31, 2008 and 2007.  Working capital decreased $2.7 million from approximately $17.8 million at December 31, 2007 to $15.1 million at December 31, 2008. The decrease in working capital primarily resulted from funding of the growth of the business and the impact of the acquisitions of AMP and VEMS in 2008, offset by the redemption of convertible debentures of $2.9 million.

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

Our net loss for the year ended December 31, 2008 of $1.5 million included non-cash expenditures of $0.9 million for goodwill impairment and depreciation and amortization expense of $2.9 million.

Net cash utilized in operating activities was $1.8 million for the year ended December 31, 2008 compared to net cash utilized by operating activities of $2.2 million in 2007.

In 2008, net cash provided from loss before interest, taxes, depreciation and amortization of approximately $2.5 million was reduced primarily by an increase in accounts receivable of $5.8 million, increase in net inventories of $2.2 million, an increase in prepaid expenses and other non current assets of $1.3 million. Net cash was increased by an increase in accounts payable of $3.0 million and an increase in accrued expenses and other current liabilities of $1.3 million. Inventories of long lead-time items increased to support increasing revenues from customers in the Rail Services industry.

In 2007, net cash provided from loss before interest, taxes, depreciation and amortization of approximately $1.6 million was reduced primarily by an increase in net inventories of $1.4 million, an increase in prepaid expenses and other current assets of $0.3 million, a reduction in accounts payable of $1.2 million and a reduction in accrued expenses and other current liabilities of $1.1 million. Inventories of long lead-time items increased to support increasing revenues from customers in the Rail Services industry. Past due accounts payable were reduced with proceeds from the sale of common stock to Tontine.

While we were able to reduce past due accounts payable in 2008 through November, 2008, liquidity issues have since caused us to increase past due accounts payable. Certain vendors continue to place us on credit hold or cash in advance which could result in delays in receipt of necessary materials and parts. This may result in the increase in past due accounts payable and further delays in receipt of necessary materials and parts. Disruptions of this nature have resulted in delayed shipments to our customers. We do not believe that these delays have resulted in the loss of any material amount of sales orders, although future delays might have an adverse affect on our business.

During the years ended December 31, 2008 and 2007, net cash utilized in investing activities was $10.0 million and $16.9 million, respectively. In 2008, net cash utilized consisted of $7.0 million for the acquisition of AMP and $1.1 million for the acquisition of certain assets of VEMS, net of cash acquired, and capital expenditures of $2.0 million. In 2007 net cash utilized consisted of $16.1 million for the acquisition of 3-D, $0.3 million for the acquisition of Ideal, and capital expenditures of $0.6 million.

During the year ended December 31, 2008 we generated $9.0 million from financing activities, including $7.3 million from our revolving credit facility with Wells Fargo, $2.3 million from long term notes related to our credit facility with Wells Fargo and $0.1 million from stock issuances, less principal payments on long term debt and capital leases of $0.6 million. During the year ended December 31, 2007 we generated $21.7 million from financing activities from the sale of common stock of $32.6 million, less the repayment of the revolving credit agreement and long-term debt totaling $11.0 million.

From March through May of 2005, we issued $4.0 million aggregate principal amount of subordinated convertible debentures. The debentures originally were scheduled to mature on February 28, 2007; however, in April 2006, the debenture holders agreed to extend the maturity date to February 28, 2008. The debentures bore interest at a fixed annual rate of 6%, payable in cash upon redemption or at maturity if the holders did not elect to convert their debentures. Each debenture holder had the option to convert principal and accrued interest under the debentures into shares of our common stock at a fixed conversion price of $8.512316 per share. In 2007, certain debenture holders elected to convert the principal amount of $1.045 million for 122,764 shares of our common stock. In 2008, debentures in the amount of $2.69 million were converted into 316,016 shares of our common stock. In 2008 we paid off the remaining debenture holders for $0.3 million, including accrued interest.

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

On January 18, 2007 we sold 2,000,000 shares of common stock to TCP and 500,000 shares of common stock to TCOMF for $5.00 per share or $12.5 million. Proceeds were used to retire all of the outstanding senior debt due to Laurus as of that date in the amount of approximately $10.0 million, including interest, plus approximately $0.5 million in prepayment penalties. We used the balance of the proceeds for working capital and to reduce past due accounts payable.

On March 9, 2007, we obtained financing from MFB Financial in the form of a $5 million revolving credit facility, secured by accounts receivable. We used borrowings under the note for capital expenditures, to acquire Ideal and for working capital purposes. Interest was payable monthly at ½% over prime as published in the Wall Street Journal. The facility contained annual financial covenants, including minimum tangible net worth, current ratio and debt coverage ratio, and maximum debt to equity ratio. An event of default under the facility would have occured if , among other things, we failed to make a required payment on time or when due, we failed to keep the secured property insured, we defaulted under any other agreements we have with MFB Financial, we were involved in any legal proceeding by a creditor for the collection of debt, we became insolvent, or made any misrepresentation in financial information we provided to MFB Financial, or we did or failed to do something that caused MFB Financial to believe that it would have difficulty collecting the debt. In December 2007, we paid off the revolving credit facility in the amount of $2.0 million, including interest, with proceeds from the November 30, 2007 equity financing described below.

On November 30, 2007, we sold 2,666,667 shares of common stock to TCP and 666,666 shares of common stock to TCOMF for $6.00 per share or $20.0 million. Proceeds were used to fund the acquisition of 3-D for $16.7 million and to retire all amounts due to our senior lender under a revolving credit facility as of that date in the amount of $2.0 million. We used the balance of the proceeds for working capital.

On January 14, 2008, we entered into a credit facility with Wells Fargo. The credit facility is comprised of a $1.3 million real estate term note, $1.0 million machinery and equipment term note, and a $13.8 million revolving note. On January 16, 2008, we borrowed $7.5 million under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP.

The original maturity date of the notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated. The notes are secured by (1) a first priority lien on our assets; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in our subsidiaries. The term note bears interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments. The revolving note bears interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance. Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008. The term note requires monthly principal payments of ten thousand dollars, plus interest, beginning on the first day of the month following receipt of the advance.

We may prepay the term note at any time, subject to certain prepayment penalties. With respect to the revolving note, we may borrow, pay down and re-borrow under the note until the maturity date. The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of our eligible construction related trade receivables up to $2.0 million and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $13.8 million less any reserves established by Wells Fargo.

On March 5, 2009, the Company received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, the Company was in default of the debt service coverage ratio.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate plus 3% (6.25% at December 31, 2008).  In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008.

•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009.

•	Adjusted the minimum book net worth covenant to $38,750 as of December 31, 2009.

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009.

•	Reduced the revolving credit line limit to $11,000 (from $13,750).

•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009.

•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

We have promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2.0 million, $2.0 million and $3.0 million, respectively, and secured convertible debentures issued to various investors (together, the “Subordinated Indebtedness”) (See Note L, Related Party Transactions, to our consolidated financial statements set forth in Item 8 hereof). Subordination agreements have been executed that subordinate our obligations under the Subordinated Indebtedness to the Wells Fargo credit facility.

Off-Balance Sheet Transactions

As of December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
MISCOR Group, Ltd. and Subsidiaries
South Bend, Indiana

We have audited the accompanying consolidated balance sheets of MISCOR Group, Ltd. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 15, 2009

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76	$2,807
Accounts receivable, net of allowance for doubtful accounts of $864 and $669, respectively	23,549	17,233
Inventories, net	13,807	10,884
Prepaid expenses	738	299
Other current assets	3,173	1,707
Total current assets	41,343	32,930

PROPERTY AND EQUIPMENT, net	13,812	10,125

OTHER ASSETS
Deposits and other assets	392	222
Goodwill	12,966	8,003
Customer relationships, net	9,059	7,568
Other intangible assets, net	1,218	699
Total other assets	23,635	16,492

Total Assets	$78,790	$59,547

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $117 and $0, respectively	$7,343	$-
Current portion of long-term debt, net of discount of $0 and $15, respectively	487	3,036
Accounts payable	12,218	7,530
Accrued expenses and other current liabilities	6,180	4,558
Total current liabilities	26,228	15,124

LONG TERM LIABILITIES
Long-term debt	4,805	2,195
Long-term debt, Officers	5,000	5,000
Total long-term liabilities	9,805	7,195

Total liabilities	36,033	22,319

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized; 11,748,448 and 11,129,012 shares issued and outstanding, respectively	50,859	43,967
Additional paid in capital	9,179	9,019
Deferred compensation	(123)	(55)
Accumulated deficit	(17,158)	(15,703)
Total Stockholders' equity	42,757	37,228

Total Liabilities and Stockholders' Equity	$78,790	$59,547

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007
Revenues
Product Sales	$23,485	$22,270
Service Revenue	99,761	50,980
Total Revenues	123,246	73,250

Cost of Revenues
Cost of Product Sales	18,387	16,316
Cost of Service Revenue	87,080	44,768
Total Cost of Revenues	105,467	61,084

Gross Profit	17,779	12,166

Selling, General and Administrative Expenses	17,352	10,649
Goodwill Impairment	887	-

Income (Loss) From Operations	(460)	1,517

Other Income (Expense)
Loss on Debt Extinguishment	-	(2,300)
Interest Expense	(935)	(1,259)
Other Income	42	19
	(893)	(3,540)

Loss Before Taxes	(1,353)	(2,023)

Income Tax Expense	102	-

Net Loss	$(1,455)	$(2,023)

Basic and Diluted Loss per Common Share	$(0.12)	$(0.26)

Weighted Average Number of Common Shares	11,647,828	7,652,061

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Total

Balances. December 31, 2006	4,691,410	$8,459	$8,961	$(47)	$(13,680)	$3,693
lssuance of MISCOR common stock in connection with exercise of stock warrants	215,456	9	(8)			1
lssuance of MISCOR common stock in connection with exercise of stock options	2.000	13				13
Conversion of Subordinate Debentures into MISCOR Common Stock	122,764	979				979
Stock based compensation			26			26
lssuance of MISCOR common stock in connection with acquisition of 3-D Services, Ltd.	247,678	2,000				2,000
Sale of MISCOR common stock net of issuance costs of $75	5,833,333	32,425				32,425
lssuance of MISCOR common stock in connection with 2005 Restricted Stock Plan	6,200		40	(40)		-
Amortization of deferred compensation				32		32
lssuance of MISCOR common stock in connection with 2005 Employee Stock Purchase Plan	10,171	82				82
Loss – 2007					(2,023)	(2,023)

Balances, December 31,2007	11,129,012	$43,967	$9,019	$(55)	$(15,703)	$37,228
lssuance of MISCOR common stock in connection with acquisition of American Motive Power, Inc.	253,623	3.500				3,500
lssuance of MISCOR common stock in connection with exercise of stock warrants	13,065	16	(16)			-
Conversion of Subordinate Debentures into MISCOR Common Stock	316,016	3,233				3,233
lssuance of MISCOR common stock in connection with 2005 Restricted Stock Plan	17,000		155	(155)		-
Amortization of deferred compensation				61		61
lssuance of MISCOR common stock in connection with exercise of stock options	8,450	51				51
Stock Based Compensation			47			47
lssuance of MISCOR common stock in connection with 2005 Employee Stock Purchase Plan	17,282	110				110
Stock Repurchase	(6,000)	(18)	(26)	26		(18)
Loss – 2008					(1,455)	(1,455)

Balances. December 31,2008	11,748,448	$50,859	$9,179	$(123)	$(17,158)	$42,757

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	Years ended December 31,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(1,455)	$(2,023)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	2,912	1,028
Goodwill impairment	887	-
Bad debts	283	150
Inventory reserves	349	264
Gain on sale of equipment	(42)	(3)
Amortization of stock-based compensation plans	108	58
Amortization of debt issuance costs and debt discount	124	2,579
Changes in:
Accounts receivable	(5,779)	(124)
Inventories	(2,158)	(1,447)
Prepaid expenses and other current assets	(1,149)	(334)
Deposits and other non-current assets	(179)	(78)
Accounts payable	2,960	(1,175)
Accrued expenses and other current liabilities	1,345	(1,123)
Net cash utilized by operating activities	(1,794)	(2,228)

INVESTING ACTIVITIES

Acquisition of business assets, net of cash acquired	(8,148)	(16,384)
Acquisition of property and equipment	(1,971)	(567)
Proceeds from disposal of property and equipment	157	4
Net cash utilized by investing activities	(9,962)	(16,947)

FINANCING ACTIVITIES

Payments on capital lease obligations	(44)	(33)
Proceeds from sale of common stock	-	32,594
Short term borrowings (repayments), net	7,288	(6,938)
Borrowings of long-term debt	2,250	200
Repayments of long-term debt	(567)	(4,065)
Proceeds from the issuance of shares and exercise of warrants	143	2
Debt issuance costs	(45)	-
Payment of stock issuance costs	-	(75)
Net cash provided by financing activities	9,025	21,685

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,731)	2,510
Cash and cash equivalents, beginning of period	2,807	297

Cash and cash equivalents, end of period	$76	$2,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$851	$1,009

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE A - BUSINESS OVERVIEW

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

MIS, an Indiana corporation, is an Industrial Services company which through its eight operating facilities, provides maintenance and repair services to the electric motor industry, repairs and manufactures industrial lifting magnets, provides engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities, provides on-site services related to all services offered by MIS, and provides custom and standardized training in the area of industrial maintenance.

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
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE A - BUSINESS OVERVIEW (CONTINUED)

In January 2008, MISCOR acquired 100% of the outstanding shares of American Motive Power, Inc. (“AMP”). AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotive engines as well as providing related goods and services to the Rail industry.

In September 2008, MIS acquired certain assets of Visalia Electric Motor Shop, Inc. (“VEMS”). VEMS is engaged in the business of providing maintenance and repair services for both alternating current and direct current electric industrial motors and generators.

The Company’s customers are primarily located throughout the United States of America and Canada. The Company operates from fifteen locations in Alabama, Indiana, Ohio, West Virginia, Washington, Maryland, New York, California and Quebec.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements for the year ended December 31, 2007 include the accounts of MISCOR and its wholly owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, HKEC, Ideal Magnetech Power Services, LLC and 3-D. The consolidated financial statements for the year ended December 31, 2008 also includes the accounts of AMP for the eleven months ended December 31, 2008. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Long-term debt, Stockholder was renamed Long-term debt, Officers on the consolidated balance sheets. In addition, Long-term debt in the amount of $2,000 was reclassified to Long-term debt, Officers as of December 31, 2007. These reclassifications had no effect on the Company’s consolidated statements of operations or cash flows.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents.

Concentration of credit risk

The Company maintains its cash and cash equivalents primarily in bank deposit accounts. The Federal Deposit Insurance Corporation insures these balances up to $250 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Debt issue costs

Costs incurred by the Company to secure senior debt financing are capitalized and amortized, as a charge to interest expense, over the term of the senior debt financing agreement which is three years (See Note G, Senior Credit Facility and Note H, Long Term Debt, to our consolidated financial statements set forth in Item 8 hereof).

Costs incurred by the Company to secure subordinated debenture financing were capitalized and amortized over the term of the subordinated debentures which initially was two years. However, in April 2006, the debenture holders agreed to extend the maturity date one year from February 28, 2007 to February 28, 2008. Accordingly, the balance of debt issue costs were amortized through February 28, 2008.

As of December 31, 2008 and 2007, debt issuance costs were $31 and $40, net of accumulated amortization of $14 and $1,510, respectively.

Segment information

The Company reports segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (See Note Q, Segment Information, to our consolidated financial statements set forth in Item 8 hereof).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are determined based on the Company’s operating segments. The AMP, MIS, Ideal and 3-D operating segments, which were also determined to be reporting units under SFAS 142, contain goodwill and are thus tested for impairment. The Company re-evaluates our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of our reporting units is determined based upon management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, a technical library, and non-compete agreements were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 1 to 20 years. Amortization expense for the other intangible assets was $889 and $35 for the years ended December 31, 2008 and 2007, respectively. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets (See Note F, Goodwill and Other Intangible Assets).

Long-lived assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Revenue consists primarily of sales and service of industrial magnets, electric motors, electrical power distribution systems, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at the Company’s site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For service to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. The Company provides for an estimate of doubtful accounts, based on specific identification of customer accounts deemed to be uncollectible and historical experience. The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 101 and SAB No. 104.

Revenues from Martell Electric, LLC’s electrical contracting business, Ideal’s mechanical contracting business, and long-term contracts from the remanufacturing and rebuilding of locomotives and locomotive engines at AMP are recognized on the percentage-of-completion method in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, measured by the percentage of cost incurred to date to estimated total costs to complete for each contract. Costs incurred on contracts in excess of customer billings are recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on contracts are recorded as part of other current liabilities.

Advertising costs

Advertising costs consist mainly of product advertisements and announcements published in trade publications, and are expensed when incurred. Advertising expense was $125 and $141 for the years ended December 31, 2008 and 2007, respectively.

Warranty costs

The Company warrants workmanship after the sale of its products and services. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs. Warranty expense was $268 and $433 for the years ended December 31, 2008 and 2007, respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company classifies interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2008 and 2007. (See Note J, Income Taxes).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (“SFAS 123R”), Share-Based Payments (revised 2004), using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes Accounting Principles Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the Modified Prospective Approach, the amount of compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB No. 25.

Foreign Currency Translation

The assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, except for non-monetary assets and liabilities, which are translated using the historical exchange rate. Income and expense accounts are translated into U.S. dollars at the year-to-date average rate of exchange, except for expenses related to those balance sheet accounts that are translated using historical exchange rates. The impact of foreign exchange translation on the Company’s financial statements was not material for the year ended December 31, 2008. The Company did not have foreign currency denominated transactions in fiscal year 2007.

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

For the year ended December 31, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 310,254 shares of common stock, subordinated debt convertible into 1,200,000 common shares, and options to purchase 76,600 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted income per share because their effects were anti-dilutive.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share (continued)

For the year ended December 31, 2007, the Company’s common stock equivalents, consisting of warrants to purchase 326,461 shares of common stock, subordinated debt convertible into 1,550,081 common shares, and options to purchase 61,600 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because their effects were anti-dilutive.

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

The Company is involved with JAM Fox Investments LLC, which qualifies as a variable interest entity. The variable interest entity is 100% owned by the CEO of the Company. The Company’s involvement with the entity began on August 3, 2001, and is limited to lease agreements for the use of four of its facilities. The entity was formed for the purpose of acquiring real estate, and its activities primarily relate to the leasing of such real estate to the Company. Management has determined that the Company is not the primary beneficiary, thus no consolidation is required. As of December 31, 2008, total assets and liabilities of JAM Fox Investments LLC were $1,467 and $922, respectively. Management does not believe that the Company has any exposure to loss resulting from its involvement with JAM Fox Investments LLC as of December 31, 2008.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

SAB 110

In December 2007, the SEC released new SAB No. 110, Year-end Relief for Stock Option Expensing, extending the availability of Staff Accounting Bulletin No. 107 beyond its original deadline of December 31, 2007. SAB 107 provides a simplified method for estimating the expected term of a “plain vanilla” option. SAB 110 will permit eligible public companies to use a simplified method for estimating stock option expense if they have inadequate historical experience to provide a reasonable basis for estimating the expected term of an option grant. Specifically, the Staff will accept the following simplified method for “plain vanilla” options: expected term = (vesting term + original contractual term)/2. Under the Financial Accounting Standard that requires the expensing of employee stock options, companies may rely on algorithms such as the widely used Black-Scholes-Merton model to determine the amount of stock option expense. This model, as well as other models used, requires companies to estimate the expected term of option grants. The Company adopted the “plain vanilla” option for estimating the expected term of stock options under SAB 107 and, accordingly, the Company will continue to use the simplified method and will do so until more detailed and relevant information about exercise behavior becomes readily available.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (continued)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption in 2009. Non-financial assets and liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on the Company’s financial condition or results of operations as the Company did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for the Company’s financial instruments is expected to be limited.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard on January 1, 2009 to have a material impact on its consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (continued)

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.

FSP FAS 142-3

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

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material impact on the Company’s financial position or results of operations.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE C – ACQUISITIONS

Fiscal 2008 Acquisitions

American Motive Power

On January 16, 2008, the Company acquired 100% of the outstanding shares of common stock of American Motive Power, Inc. (“AMP”) in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotives and locomotive engines and providing related goods and services to the Rail industry. The acquisition of AMP was made in order to expand the Company’s presence in the rail industry, and take advantage of vertical integration opportunities with the Company’s other operating segments.

The aggregate purchase price was $10,827, including $7,215 paid in cash at closing, costs of acquisition of $112, and 253,623 shares of MISCOR common stock valued at $13.80 per share, or $3,500. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess purchase price over those fair values was recorded as goodwill, which is assigned to the Rail Services segment. No portion of the goodwill is expected to be deductible for income tax purposes. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions as of January 1, 2008, the effective date of the acquisition.

The allocation of the purchase price is as follows:

Current assets	$2,481
Property plant and equipment	2,758
Goodwill	5,377
Customer relationships	1,870
Non-compete agreements	790
Mutual services agreement	100
Current liabilities	(2,549)
$10,827

The intangible assets have an 11-year weighted average useful life and are comprised of customer relationships (15-years), non-compete agreements (3-years) and a mutual services agreement (1-year).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE C – ACQUISITIONS (CONTINUED)

Fiscal 2008 Acquisitions (continued)

Visalia Electric Motor Shop

In September 2008, the Company acquired certain business assets of Visalia Electric Motor Shop Inc. (“VEMS”) in a transaction accounted for using the purchase method. Accordingly, the results of operations from these net assets acquired are included in the Company’s consolidated financial statements from that date forward. VEMS provides maintenance and repair services for both alternating current and direct current electric industrial motors and generators. The acquisition of net assets was made for the purpose of expanding the Company’s geographic market penetration into the Industrial Services segment. The aggregate purchase price of $1,094, including $1,000 paid in cash at closing and costs of acquisition of $94 was financed through borrowings under the credit facility. Concurrent with this acquisition, the Company leased $804 of equipment from VEMS which is being accounted for as a capital lease. The purchase price was allocated to assets acquired based on their estimated fair values at the date of acquisition, with the residual value allocated to goodwill, which is assigned to the Industrial Services segment. The goodwill is expected to be deductible for income tax purposes. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions as of September 23, 2008, the effective date of the acquisition. The allocation of the purchase price is as follows:

Inventory	$494
Customer relationships	122
Non-compete agreement	17
Goodwill	461
$1,094

Fiscal 2007 Acquisitions

Ideal Consolidated, Inc.

On October 19, 2007 the Company acquired 100% of the outstanding shares of common stock of Ideal Consolidated, Inc. (“Ideal”) in a transaction accounted for using the purchase method. Ideal is a provider of mechanical contracting services, including plumbing, HVAC and industrial piping and provides maintenance services for mechanical systems. The effective date of the acquisition was October 1, 2007 and, accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. The aggregate purchase price of $1,025, which included $952 paid in cash at closing plus costs of acquisition of $73, was allocated to assets acquired and liabilities assumed based on their estimated fair values at the effective date of acquisition. The excess purchase price over those fair values was recorded as goodwill, which is assigned to the Construction and Engineering Services segment. No portion of the goodwill is expected to be deductible for income tax purposes. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions. The allocation of the purchase price was as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE C – ACQUISITIONS (CONTINUED)

Fiscal 2007 Acquisitions (Continued)

Ideal Consolidated Inc. (continued)

Current assets	$2,509
Property plant and equipment	213
Goodwill	645
Current liabilities	(2,333)
Long-term liabilities	(9)
$1,025

3-D Services, Ltd.

On November 30, 2007 the Company acquired 100% of the membership interests of 3-D Services, Ltd. (“3-D”) in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment. The acquisition of 3-D will enable the Company to increase its share of the electric motor repair and remanufacture market, as well as expand its presence in service and repair for the wind power industry. The aggregate purchase price was $22,812, including $16,700 paid in cash at closing plus costs of acquisition of $112, $4,000 in notes payable on November 30, 2010 and 247,678 shares of MISCOR common stock valued at $8.075 per share, or $2,000. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess purchase price over those fair values was recorded as goodwill, which is assigned to the Industrial Services segment. The resulting goodwill is expected to be deductible for income tax purposes. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions. The allocation of the purchase price was as follows:

Current assets	$5,250
Property plant and equipment	4,020
Other assets	3
Goodwill	7,370
Customer relationships	7,600
Technical library	700
Current liabilities	(2,131)
$22,812

The following table presents the unaudited results of operations of the Company as if all of the acquisitions had been consummated as of January 1, 2007 and includes certain proforma adjustments, including depreciation and amortization on the assets acquired.

	2008	2007
Revenues	$125,426	$106,326
Net loss	(1,478)	(4,606)
Basic and diluted earnings (loss) per share	$(0.13)	$(0.60)

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE D - INVENTORY

Inventory consists of the following:
	December 31,
	2008	2007
Raw materials	$6,738	$5,197
Work-in-process	5,221	4,846
Finished goods	2,964	1,608
	$14,923	$11,651
Less: allowance for slow moving and obsolete inventories	(1,116)	(767)
	$13,807	$10,884

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2008	2007
Land and Buildings	$1,800	$1,800
Leasehold Improvements	2,200	414
Machinery & Equipment	11,592	8,626
Construction in Progress	404	259
Vehicles	1,440	1,475
Office & Computer Equipment	1,768	1,052
	19,204	13,626
Less Accumulated Depreciation	(5,392)	(3,501)
	$13,812	$10,125

Depreciation expense was $2,023 and $993 for years ended December 31, 2008 and 2007, respectively.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE F –GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company evaluates its goodwill for impairment during the fourth quarter of each year. Goodwill is assigned to reporting units within the company based on the operating and economic characteristics and the management of the various operating segments and components within those operating segments. The amounts assigned to the various reporting units within the company are as follows:

	3-D Services	American Motive Power	Ideal Consolidated	Magnetech Industrial Services	Total

Balances as of January 1 2007	$-	$-	$-	$-	$-
Goodwill Acquired During the Year	7,370	-	633	-	8,003
Balances as of December 31, 2007	7,370	-	633	-	8,003

Settlements and Adjustments	-	-	12	-	12
Goodwill Acquired During the Year	-	5,377	-	461	5,838
Impairment Charge	-	(887)	-	-	(867)
Balances as of December 31, 2008	$7,370	$4,490	$645	$461	$12,966

The fair value of each reporting unit was estimated using a discounted cash flow model and a comparative market analysis for the 3-D Services (“3-D”), American Motive Power (“AMP”) and Ideal Consolidated (“Ideal”) reporting units. The fair value of the Magnetech Industrial Services (“MIS”) reporting unit was estimated using a discounted cash flow model only.

The comparative market analysis was completed for each reporting unit by comparing the ratio of revenue, EBITDA and EBIT to total invested capital for three to five comparable publicly traded companies to develop a multiple for each. These multiples were then applied to the respective reporting unit’s revenue, EBITDA, and EBIT to establish an estimated market value for each. Control premiums were not added to the comparable companies or to multiples applied to the reporting units for the valuation estimates. Due to the size differences between the Company’s reporting units and comparable publicly traded companies for which information was available, management placed lower weight on the comparative market analysis than the discounted cash flow models when making the final determination of fair value.

Significant estimates and assumptions are used in preparing discounted cash flow models for each of the reporting units. These estimates and assumptions involve future cash flows, growth rates, and weighted average cost of capital. The cost of capital for goodwill impairment testing was estimated at 15% for 3-D and MIS, 18% for AMP and 25% for Ideal, and included risk premiums ranging from 8% to 16%. An increase in the discount rates used in the analyses of 200 basis points would have resulted in a determination of impairment for 3-D, however management believes that the discount rate of 15% for 3-D which was used in its discounted cash flow model was reasonable.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Goodwill (Continued)

As a result of the completion of step one of our fiscal 2008 annual analysis and test for impairment of goodwill, as required by SFAS 142, during the fourth quarter of 2008, it was determined that goodwill related to AMP, a component of our Rail Services segment, was impaired. As a result, an estimated goodwill impairment charge of $887 was recorded in the Company’s consolidated statement of operations for the year ended December 31, 2008. This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill. The impairment charge is attributed to a decline in American Motive Power’s future discounted cash flows expected by the Company. The Company has not yet completed step two of its analysis, but it is anticipated that step two will be completed during the second quarter of 2009, at which time any required adjustments to the Company’s estimates will be recorded. The amount of the impairment charge recognized may change as a result of the Company’s completion of step two.

Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, the Company may be required to record additional impairment charges. An erosion of future business results in any of the Company’s reporting units could create impairment in goodwill or other long-lived assets and require a significant impairment charge in future periods.

The Company has three reporting segments, the Industrial Services segment, the Construction and Engineering Services segment and the Rail Services segment. The following table summarizes the components of goodwill by reporting segment:

	Industrial Services	Construction and Engineering Services	Rail Services	Total

Balances as of January 1, 2007	$-	$-	$-	$-
Goodwill Acquired During the Year	7,370	633	-	8,003
Balances as of December 31, 2007	7,370	633	-	8,003

Settlements and Adjustments	-	12	-	12
Goodwill Acquired During the Year	461	-	5,377	5,838
Impairment Charge	-	-	(887)	(887)
Balances as of December 31, 2008	$7,831	$645	$4,490	$12,966

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Goodwill (Continued)

During 2007, the Company recorded goodwill of $7,370 in the Industrial Services reporting segment related to its acquisition of 3-D, and $633 in the Construction and Engineering Services reporting segment related to its acquisition of Ideal. During 2008, the Company recorded additional goodwill of $12 in the Construction and Engineering Services reporting segment related to its acquisition of Ideal, $5,377 in the Rail Services segment related to its acquisition of AMP and $461 in the Industrial Services segment in relation to its acquisition of VEMS.

Other intangible assets

Other intangible assets consist of patents and trademarks, a mutual services agreement, a technical library, customer relationships and non-compete agreements, and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over their expected useful lives which range from 1 to 20 years. The Company acquired customer relationships for $122 and a non-compete agreement for $17 as a result of its acquisition of VEMS in September of 2008, and customer relationships for $1,870, non-compete agreements for $790, and a mutual services agreement for $100 as a result of its acquisition of AMP in January of 2008. As a result of the Company’s acquisition of 3-D in November 2007, the Company acquired a technical library for $700 and customer relationships for $7,600. We do not believe there is any significant residual value associated with intangible assets. Other intangible assets consist of the following:

		December 31, 2008			December 31, 2007
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accululated Amortization	Net	Gross Carrying Amount	Accululated Amortization	Net

Patents and Trademarks	10	$4	$(3)	$1	$4	$(2)	$2
Mutual Services Agreement	1	100	(100)	-	-	-	-
Technical Library	20	700	(38)	662	700	(3)	697
Customer Relationships	15-20	9,592	(533)	9,059	7,600	(32)	7,568
Non-Compete Agreements	3	807	(252)	555	-	-	-

Total		$11,203	$(926)	$10,277	$8,304	$(37)	$8,267

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Other intangible assets (continued)

Amortization of intangible assets was $889 and $35 for the years ending December 31, 2008 and 2007, respectively. The estimated future amortization expense related to intangible assets at December 31, 2008 is as follows:

Years Ending December 31 --	Amount
2009	$818
2010	817
2011	557
2012	546
2013	546
Thereafter	6,993
Total	$10,277

NOTE G – SENIOR CREDIT FACILITY

Senior credit facility with Wells Fargo

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility is comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.

On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. (See Note C, Acquisitions). The original maturity date of the note is January 1, 2011, at which time the note will automatically renew for one-year periods until terminated. The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries. From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance. Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008. The outstanding balance on the revolving note was $7,460 at December 31, 2008. As of December 31, 2008 there was $1,707 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate plus 3% (6.25% at January 1, 2009) as a result of the default notice as described below. Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR plus 5.25% (approximately 6.38% as of April 14, 2009), as a result of the waiver agreement as described below.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE G – SENIOR CREDIT FACILITY (CONTINUED)

Senior credit facility with Wells Fargo (continued)

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

The real estate term note bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments. The real estate term note requires monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. The outstanding balance under the real estate term note as of December 31, 2008 was $1,177. From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the banks prime rate (3.25% at December 31, 2008). Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% (6.25% at January 1, 2009) as a result of the default notification as described below. Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR plus 5.25% (approximately 6.38% as of April 14, 2009), as a result of the waiver agreement as described below.

The Company may prepay the term notes at any time, subject to certain prepayment penalties. With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date. The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of the Company’s eligible construction related trade receivables up to $2,000 and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $13,750 less any reserves established by Wells Fargo.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE G – SENIOR CREDIT FACILITY (CONTINUED)

Senior credit facility with Wells Fargo (continued)

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

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate (3.25% at December 31, 2008) beginning June 1, 2008. The outstanding balance under the equipment term note as of December 31, 2008 was $854. Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate plus 3% (6.25% at January 1, 2009) as a result of the default notification as described below. Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR plus 5.25% (approximately 6.38% as of April 14, 2009), as a result of the waiver agreement as described below.

As part of the financing, the Company paid debt issue costs of $45 and is amortizing these costs to interest expense over the three year term of the financing. The Company also paid fees to Wells Fargo as part of the financing in the amount of $171. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility. Net debt discount at December 31, 2008 related to this instrument was $117. For the year ended December 31, 2008 interest expense was $14 and $54 for debt issue costs and debt discount, respectively.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and debt discount, for the year ended December 31, 2008 was $286.

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $3,000, respectively (together, the “Subordinated Indebtedness”) (See Note L, Related Party Transactions). Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

Default and Waiver Agreements

The Wells Fargo notes contains certain financial covenants, including limits on capital expenditures, requirements for minimum book net worth, minimum net income, and minimum debt service coverage ratios.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE G – SENIOR CREDIT FACILITY (CONTINUED)

Default and Waiver Agreements (continued)

During the second and third quarters of 2008, the company exceeded the limits on capital expenditures but received waivers from Wells Fargo for these covenant defaults. In September 2008, the Company amended the credit facility with Wells Fargo. This second amendment revised the financial covenant limiting capital expenditures, increasing the maximum amount of capital expenditures for 2008 to $2 million, no more than $1.25 million of which could be paid for from working capital. The amendment also limited the investment and loans from AMP to AMP Canada to $1 million.

During the fourth quarter of 2008, the Company signed a waiver agreement with Wells Fargo in regards to the Company’s maximum allowable capital spending for 2008. The agreement increased the amount of allowable capital expenditures during 2008 to $2,750, of which no more than $2,250 could be from working capital. This amendment also removed the limit on investment and loans from AMP to AMP Canada included in the second amendment signed in September, 2008.

On March 5, 2009, the Company received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008. Additionally, the Company was in default of the debt service coverage ratio covenant.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate plus 3% (6.25% at December 31, 2008). In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal. The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009. The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008

•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009.

•	Adjusted the minimum book net worth covenant to $38,750 as of December 31, 2009

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009

•	Reduced the revolving credit line limit to $11,000 (from $13,750)

•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009

•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE G – SENIOR CREDIT FACILITY (CONTINUED)

Other senior credit facilities

In January 2007, the Company paid off all principal, accrued interest and prepayment penalties under the Laurus Master Fund, Ltd. (“Laurus”) senior credit facility in the amounts of $9,921, $42, and $517, respectively, with proceeds from the issuance of 2,500,000 shares of its common stock at a price of $5.00 per share for a total of $12,500. The remaining proceeds of $2,020 were used to pay for related legal costs, for general working capital purposes and to reduce accounts payable. The Company recorded a loss on the extinguishment of the Laurus facility in the amount of $2,300 for the year ended December 31, 2007.

In March 2007, the Company obtained a $5 million revolving credit facility from a bank secured by accounts receivable. Proceeds were used for capital expenditures, working capital and the acquisition of 100% of the common stock of Ideal for $952 in October 2007. Interest was payable monthly at ½% over the Wall Street Journal prime rate. The line was paid off in full in December 2007 with proceeds from the sale of MISCOR common stock in November 2007. The revolving credit agreement was canceled in December 2007.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE H – LONG TERM DEBT

Long-term debt consists of the following:
	December 31, 2008	December 31, 2007

Notes payable to former stockholders of 3-D Service, Ltd. due November 30, 2010, plus interest at prime rate (3.25% and 7.25% at December 31, 2008 and 2007, respectively) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$4,000	$4,000

Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate less 1% (2.25% and 6.25% at December 31, 2008 and 2007, respectively) through December 31, 2008, interest rate increases to prime plus 1% beginning on January 1, 2009 and was reset to the greater of prime plus 1% or 5% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	3,000	3,000

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2009, increased to prime rate +3% through April 13, 2009, reset to Three Month Daily LIBOR plus 5.25% beginning April 14, 2009, secured by certain real estate (see Note G, Senior Credit Facility)	1,177	-

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Three Month Daily LIBOR plus 5.25% beginning April 14, 2009, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	854	-

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	173	197

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	6	18

Long-term debt, debentures (net of discount of $-0- and $15 at December 31, 2008 and 2007, respectively)	-	2,965

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles paid off in January 2008	-	15

Note payable to former employee in annual principal payments of $10, unsecured and without interest, paid in full as of March 7, 2008	-	10

Capital lease obligations	1,082	26
	10,292	10,231
Less: current portion	487	3,036

	$9,805	$7,195

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE H – LONG TERM DEBT (CONTINUED)

Long-term debt, debentures

In January 2005, the Company commenced a private offering (the “Debenture Offering”) of a maximum of $4,025 principal amount of subordinated secured convertible debentures. The debentures, which were payable on February 28, 2007, bore interest at the rate of 6% per year, payable upon conversion or at redemption or maturity. The Company reserved 472,844 shares of common stock for issuance upon conversion of the debentures. The Company issued the maximum $4,025 principal amount of debentures as of May 5, 2005. The debentures were secured by a second lien on substantially all of the Company’s assets which is subordinate to the lien of the Company’s primary lender.

In April 2006, the debenture holders agreed to extend the maturity from February 28, 2007 to February 28, 2008. Under the Debenture Offering, investors received interest in cash only if they elected not to convert their debentures. Each holder had the option any time prior to the redemption date to convert principal and accrued interest under the debentures into shares of MISCOR common stock at a fixed conversion price of $8.512315 per share. In 2007 certain debenture holders converted debentures totaling $1,045 into 122,764 shares of MISCOR common stock. Also, in 2008 certain debenture holders converted debentures totaling $2,690 into 316,016 shares of MISCOR common stock. As a result, $544 of accrued interest was forfeited and written off against common stock in conjunction with the conversion of $2,690 of the aggregate principal amount of the debentures. In addition the Company redeemed the remaining debentures totaling $342, including interest of $52.

Each purchaser of debentures received common stock purchase warrants for no additional consideration. Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.025 per share. The Company has allocated warrants to purchase 170,224 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants was $836. This debt discount was amortized to interest expense over the term of the debentures. Interest expense was $30 and $164 for the years ended December 31, 2008 and 2007, respectively. In addition, for the year ended December 31, 2007, $50 in debt discount was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures. Net debt issue discount at December 31, 2008 and 2007 related to this instrument was $0 and $15, respectively. As of December 31, 2008, warrants to purchase 169,167 shares of common stock had been exercised.

For its services as placement agent in the Debenture Offering, MISCOR issued to its placement agent, ten-year common stock purchase warrants to purchase 247,319 shares of MISCOR common stock at an exercise price of $0.025 per share. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants. The following assumptions were used for such estimates: no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of the warrants issued to the placement agent was $1,546. As of December 31, 2008, warrants to purchase 246,320 shares of common stock had been exercised.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE H – LONG TERM DEBT (CONTINUED)

Long-term debt, debentures (continued)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, for its services as securities counsel in the Debenture Offering, MISCOR issued 2,000 shares of its common stock to its securities counsel, the fair value of these shares was $12. The summation of these debt issue costs was $2,095. Interest expense was $40 and $445 for the years ended December 31, 2008 and 2007, respectively. In addition, $137 in debt issue costs was written off against common stock in conjunction with the conversion of $1,045 of the aggregate principal amount of the debentures for the year ended December 31, 2007. Net debt issue cost at December 31, 2008 and 2007 related to these instruments was $0 and $40, respectively.

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases:

	December 31, 2008	December 31, 2007
Machinery & equipment	$774	$83
Vehicles & trailers	84	-
Computer equipment & software	240	-
Furniture & office equipment	84	-
Less accumulated depreciation	(108)	(27)
	$1,074	$56

Minimum future lease payments required under capital leases as of December 31, 2008 are:

Years Ending December 31,	Amount
2009	$198
2010	182
2011	160
2012	160
2013	1.062
$1,762
Less Imputed Interest	(680)
Present Value of Net Minimum Lease Payments	$1,082

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE H – LONG TERM DEBT (CONTINUED)

Maturities of Long Term Debt

Aggregate maturities of long-term debt subsequent to December 31, 2008 are as follows:

Years Ending December 31,	Amount
2009	$487
2010	5,016
2011	1,052
2012	913
2013	1,594
Thereafter	1,230
$10,292

Following is a summary of interest expense for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Interest Expense on Principal	$811	$600

Amortization of Debt Issue Costs -
Debentures and Revolving Notes	69	486

Amortization of Debt Discount -
Debentures and Revolving Notes	55	173

	$935	$1,259

NOTE I – EQUITY ISSUANCES

Common Stock Issuances

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

The Company did not register the issuance of the shares of common stock to Tontine with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and Tontine entered into a registration rights agreement, dated January 18, 2007, pursuant to which the Company agreed to register for resale the shares issued to Tontine. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on July 13, 2007, covering the shares issued to Tontine. This registration statement became effective on September 2, 2008.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE I – EQUITY ISSUANCES (CONTINUED)

Common Stock Issuances (continued)

The Company did not register the issuance of the shares of common stock to Tontine with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions from the registration requirements of the Securities Act. The Company and Tontine entered into a registration rights agreement, dated November 30, 2007, pursuant to which the Company agreed to register for resale the shares issued to Tontine. The Company filed a registration statement on Form S-1 with the SEC on October 22, 2008, covering the 3,333,333 shares issued to Tontine. This registration statement has not yet been declared effective by the SEC.

Under the Amended and Restated Registration Rights Agreement with Tontine dated November 30, 2007, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective 180 days following the date that the initial registration statement is declared effective by the SEC under the Securities Act and to keep the registration statement continuously effective until such time as the common stock is no longer deemed to be registrable securities. As noted above, the initial registration statement was declared effective on September 2, 2008. However, there are no specific penalty provisions in connection with the registration rights agreement and, therefore, the investors in the private placement are not entitled to receive any additional benefit if the registration does not occur.

Equity Incentive Plans

2005 Stock Option Plan

In August 2005, the board of directors adopted the 2005 Stock Option Plan (“the Plan”). The Plan provides for the grant of up to 80,000 shares of Incentive Stock Options (“ISO”), within the meaning of Section 422 of the Internal Revenue Code, or non-statutory stock options (“NQSO”) to the Company’s executive employees who are materially responsible for the management and operation of its business, and to the Company’s directors. In February 2008 the board of directors adopted an amendment to the Plan to increase the number of shares available under the Plan to 200,000. These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. The exercise price of the ISOs and NQSOs granted under the Plan must be at least equal to 100% of the fair market value of the common stock of the Company at the date of grant. Also, ISOs may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value of the common stock at the date of grant.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE I – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (Continued)

2005 Stock Option Plan (Continued)

The fair value of the options was estimated using the Black-Scholes valuation model. The Company has elected to use the simplified method of determining the expected term, as permitted by SEC Staff Accounting Bulletins (“SAB”) 107 and 110 since it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The computation of expected volatility for stock-based awards is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rates for the periods within the contractual life of the option are based on the U.S. Treasury yield in effect at the date of the option grant. No dividend yield is assumed as the Company does not expect to pay dividends. The Company recorded compensation cost based on the grant date fair value of each option award. The total cost of each grant is recognized on a straight line basis over the four year period during which the employees are required to provide services in exchange for the award – the requisite service period.

The following table summarizes the weighted-average assumptions that were used to value the Company’s option grants along with the weighted-average fair value of options awards for 2008 and 2007:

	2008	2007
Expected volatility	43.37%	41.61%
Risk free interest rate	2.82%	4.33%
Expected term	3.75 years	3.75 years
Vesting period	4 Years	4 Years
Term	5 Years	5 Years
Weighted average fair value	$3.31	$2.42

The company recorded compensation expense related to stock options of $47 and $26 for the years ended December 31, 2008 and 2007, respectively.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE I – EQUITY ISSUANCES (CONTINUED)

Equity Incentive Plans (Continued)

2005 Stock Option Plan (Continued)

The activity in the Company's stock option plan for the years ended December 31, 2008 and 2007 is as follows:

2007
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	47,400	$6.25

Granted	20,400	$6.38
Exercised	(2,000)	$6.25		$21
Forfeited	(4,200)	$5.96

Outstanding at end of year	61,600	$6.30	3.57	$644

Vested and Exercisable at end of year	14,150	$6.25	3.11	$148

2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	61,600	$6.30

Granted	27,200	$9.04
Exercised	(8,450)	$6.00		$42
Forfeited	(3,750)	$4.92

Outstanding at December 31, 2008	76,600	$7.37	3.21	$(402)

Vested and Exercisable at end of year	25,150	$6.31	2.38	$(105)

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE I – EQUITY ISSUANCES (CONTINUED)

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

Activity in the Company’s restricted stock plan for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at Beginning of Year	18,200	$6.30	12,000	$6.23
Granted	17,000	$9.13	6,200	$6.44
Vested	(10,000)	$6.23	-
Forfeited	(4,000)	$7.14	-
Non-vested at End of Year	21,200	$8.45	18,200	$6.30

The total fair value of restricted stock that vested during 2008 was $62. Fiscal 2008 was the first year in which restricted stock vested.

The issuance of restricted stock was intended to lock-up key employees for a three year period. As a result, restricted stock is valued based on the closing price of the Company’s common stock on the date of the grant, and is amortized on a straight line basis over the three year term of the restriction period. Compensation expense related to all restricted stock offers of $61 and $32 was recorded for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the total unrecognized restricted stock expense was $123, and is expected to be recognized over a weighted average period of 15 months.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE I – EQUITY ISSUANCES (CONTINUED)

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the "ESPP") under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. Purchases totaling 17,282 and 10,171 shares were made under the ESPP during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 there were 612,547 shares available for future offerings. The Company recorded compensation expense of $35 and $20 for the years ended December 31, 2008 and 2007, respectively.

We estimated the fair value of employee stock plan purchases using the black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of purchases could vary significantly from the results of the calculations. The following weighted-average assumptions were used to value employee stock plan purchases in 2008 and 2007:

	2008	2007
Expected Volatility	43.20%	42.16%
Risk-Free Interest Rate	1.85%	4.64%
Expected term	0.25 years	0.25 years
Dividend yield	0%	0%

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE J - INCOME TAXES

Deferred income taxes result primarily from temporary differences in the bases of certain assets and liabilities for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred Tax Asses:
Net Operating Loss Carryforwards	$2,148	$1,870
Accounts Receivable	366	268
Inventory	497	1
Warranty Reserve	188	229
Accrued Interest on Debentures	-	228
Accrued Expenses and Other	397	127
Total Gross Deferred Tax Assets	3,596	2,723
Valuation Allowance	(2,111)	(931)
	1,485	1,792
Deferred Tax Liabilities:
Property, Equipment and Intangibles	(1,485)	(1,792)

Net Deferred Tax Asset	$-	$-

The valuation allowance has been established due to the uncertainty of realizing the benefits of tax loss carryforwards. The allowance increased $1,180 during the year ended December 31, 2008 and decreased $152 during the year ended December 31, 2007, respectively, due primarily to increases and decreases in the loss carryforwards for 2008 and 2007, respectively. At December 31, 2008, net operating loss carryforwards of $5,370 were available to be applied against future taxable income that expire in various years from 2020 to 2028. A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. In addition, at December 31, 2008 unused work opportunity tax credits of $125 were available to be applied against future income tax that expire in future years from 2026 to 2028.

For the year ended December 31, 2008, current income tax expense of $102 is attributable to various state and local income taxes. There was no provision for income taxes for the year ended December 31, 2007.

As discussed in Note B, the Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company did not identify any uncertain tax positions taken or expected to be taken in a tax return which would require adjustment to the consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE K - LEASE COMMITMENTS

The Company leases its Mobile, Alabama; South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from companies controlled by its CEO under agreements expiring between February 2009 and December 2014. The Company leases its main Martell Electric facility from Martell Properties, LLC under an agreement expiring in December 2011. The facility is owned by the children of the CEO. The Company leases the Hagerstown, Maryland facility from a Partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. The Company leases its Indianapolis, Indiana; Merrillville, Indiana; Seattle, Washington; Huntington, West Virginia; Little Rock, Arkansas; Cincinnati, Ohio, Elkhart, Indiana, Danville, New York, Visalia California, and Montreal, Quebec facilities from unrelated parties under agreements expiring between February 2009 and December, 2014. Total rent expense for all facility leases was approximately $2,121 and $868 for the years ended December 31, 2008 and 2007, respectively.

The Company also leases other manufacturing and office equipment and vehicles under operating leases with varying terms expiring through April 2011. Total rent expense under these leases was approximately $975 and $242 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments required under the operating leases in effect as of December 31, 2008 are as follows:

Years Ending December 31,

2009	$2,969
2010	2,611
2011	2,163
2012	1,661
2013	1,608
Thereafter	3,183
$14,195

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE L - RELATED PARTY TRANSACTIONS

Long-term debt, other

The Company was indebted to the estate of a former employee for a note payable with a balance of $0 and $10 at December 31, 2008 and 2007, respectively. The unsecured note is payable in annual principal installments of $10 and is non-interest bearing. The note was paid off in 2008 (See Note H, Long Term Debt).

Long-term debt, officers

The Company is indebted to its CEO for a note payable with a balance of $3,000 at December 31, 2008 and 2007 (See Note G, Senior Credit Facility and Note H, Long Term Debt). Interest is payable monthly at prime minus 1% through December 31, 2008. The loan matured on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%. In October 2008 the company elected to extend the maturity of the note for five years. Under the terms of the note, principal payments are due monthly in the amount of $50 beginning February 1, 2009. However, the Company’s CEO signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibits principal payments on this note as long as there is an outstanding balance on the senior credit facility. Interest expense on the note was $114 and $212 for the years ended December 31, 2008 and 2007, respectively. This note also includes a conversion option whereby outstanding principal and accrued interest under the note may be converted to common stock at a price of $2.50 per share at any time at the election of the Company’s CEO (See Note S, Subsequent Events).

The Company is indebted to the former members of 3-D, one of whom is President of MIS, for notes payable with a balance of $2,000 at December 31, 2008 and 2007 (See Note G, Senior Credit Facility and Note H, Long Term Debt). Interest is payable monthly at prime. The loan matures on November 30, 2010. Interest expense on the note was $111 and $13 for the years ended December 31, 2008 and 2007, respectively.

Leases

As discussed in Note K, Lease Commitments, the Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its CEO. Total rent expense under these agreements was approximately $333 and $330 for the years ended December 31, 2008 and 2007, respectively.

In 2005, the Company leased a manufacturing facility in Hagerstown, Maryland from a Partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. Rent expense under the lease was approximately $155 and $153 for the years ended December 31, 2008 and 2007, respectively.

In January 2007, the Company leased a facility in South Bend, Indiana from Martell Properties, LLC under an agreement expiring in December 2011. The facility is owned by the children of the CEO. Rent expense under the lease was approximately $89 for the years ended December 31, 2008 and 2007.

In November 2007, The Company leased a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $540 and $45 for the years ended December 31, 2008 and 2007.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE M - RETIREMENT PLANS

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

The plans do not maintain information of net assets, and the actuarial present value of the accumulated share of the plan’s unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Total contributions to the plans were $1,438 and $1,027 for the years ended December 31, 2008 and 2007, respectively.

In 2002, the Company adopted two defined contribution profit-sharing plans covering substantially all of its full-time employees. The plans contain deferred-salary arrangements under Internal Revenue Code Section 401(k). One plan is for all employees not covered under collective bargaining agreements. Employer contributions may be made at the discretion of the Board of Directors. Under the second plan, which is for all employees covered by collective bargaining agreements, there is no provision for employer contributions. 3-D Services adopted a defined contribution profit-sharing plan covering substantially all of its full-time employees. The plan contains deferred-salary arrangements under Internal Revenue Code Section 401(k). Employer contributions may be made at the discretion of the Board of Directors. Employer contributions to the plans were $154 and $82 for the years ended December 31, 2008 and 2007, respectively.

The Company has a simple retirement plan covering certain full-time non-union employees of Ideal. The Company contributes to the plan at its discretion. Currently the Company contributes 100% of employee contributions to the plan up to a maximum of 3% per year per employee. Contributions to the plan for the years ended December 31, 2008 and 2007 were $5 and $2. The simple retirement plan was subsequently terminated in January 2009 when the Company’s other defined contribution plans were made available to the participants in the Ideal simple plan.

NOTE N - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap, rail and construction industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At December 31, 2008 and 2007, approximately 9% and 14% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, 17% and 18% of gross receivables were due from entities in the rail industry and 43% and 16% of gross receivables were due from construction contracts. At December 31, 2008, one customer, of the Construction and Engineering Services segment, accounted for approximately 13% of gross accounts receivable.  One customer accounted for more than 10% of sales for the year ended December 31, 2008, and no customer accounted for more than 10% of sales for the year ended December 31, 2007.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE O - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At December 31, 2008 and 2007, approximately 26% and 37% of the Company’s employees were covered by multi-employer collective bargaining agreements. Two of the collective bargaining agreements expire in 2009 representing 12% of the Company’s employees at December 31, 2008.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

On September 30, 2005, the Company entered into employment agreements with its executive officers. Each agreement was for an initial three-year term, subject to earlier termination as provided in the agreement. Effective January 1, 2009, each agreement automatically renewed for a one-year period. At each year-end, each agreement will again automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. Each employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive without good reason, or due to death or disability. The benefits include continuation of a multiple of the executive’s base salary for one to three years depending on the executive, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year.

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

On August 20, 2008, the Company entered into an employment agreement with an executive officer for an initial three-year term, effective January 14, 2008, subject to earlier termination as provided in the agreement. The term will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive without good reason, or due to death or disability. The benefits include continuation of executive’s base salary for two years, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt and stockholder guarantees

As of December 31, 2008, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of December 31, 2007, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the CEO. At December 31, 2008 and 2007, the aggregate fair value of debt, with an aggregate carrying value of $16,670 and $10,231, respectively, is estimated at $16,670 and $11,336, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE Q – SEGMENT INFORMATION

The Company reports segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. During the year ended December 31, 2007, the Company operated primarily in two segments: Repair, Remanufacturing and Manufacturing; and Construction and Engineering Services. The former diesel engine components segment and substantially the entire former Industrial Services segment were combined into the Repair, Remanufacturing and Manufacturing segment. The former Electrical Contracting segment and one location of the former Industrial Services segment, involved in the repair of electrical power distribution systems within industrial plants and commercial facilities, were combined to form the Construction and Engineering Services segment.

In the fourth quarter of 2008, the Company re-aligned its segment reporting into three segments to more accurately reflect the way the Company’s CEO, the chief operating decision maker, manages the Company. Two operating segments within the former Repair, Remanufacturing and Manufacturing reporting segment (American Motive Power and HK Engine Components, LLC.) that provide diesel engine components and repair services for the Rail industry were re-aligned into the Rail Services reporting segment. The remaining operating segments of the former Repair, Remanufacturing and Manufacturing segment and one operating segment of the former Construction and Engineering Services segment (Magnetech Power Systems, LLC), involved in the repair of electrical power distribution systems within industrial plants and commercial facilities, were combined to form the new Industrial Services reporting segment. The remaining two operating segments of the former Construction and Engineering Services reporting segment (Martell Electric and Ideal Consolidated), involved in providing electrical, plumbing, and HVAC services for new construction and maintenance of institutional facilities, were combined into the new Construction and Engineering Services reporting segment.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE Q – SEGMENT INFORMATION (CONTINUED)

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note B. The Company evaluates the performance of its reporting segments based on net income or loss. Corporate administrative and support services for MISCOR are not allocated to the segments but are presented separately.

Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2008 and 2007 is shown in the following tables:

2008	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	December 31, 2008 Consolidated

External revenue:
Product sales	$10,510	$-	$12,975	$-	$-	$23,485
Service revenue	50,989	34,295	14,477	-	-	99,761
Intersegment revenue:
Product sales	-	-	1,196	-	(1,196)	-
Service revenue	1,739	170	170	-	(2,079)	-
Depreciation Included in Cost of Revenues	1,179	85	588	-	-	1,852
Gross profit	12,520	3,310	2,012	-	(63)	17,779
Other depreciation & amortization	581	22	201	96	-	900
Interest expense	273	-	33	629	-	935
Net income (loss)	4,745	1,316	(2,049)	(5,404)	(63)	(1,455)
Total assets	41,892	12,113	23,653	1,132	-	78,790
Capital expenditures	1,209	40	1,423	398		3,070

2007	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	December 31, 2007 Consolidated

External revenue:
Product sales	$9,064	$-	$13,206	$-	$-	$22,270
Service revenue	32,639	18,341	-	-	-	50,980
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	118	-	-	(118)	-
Depreciation Included in Cost of Revenues	644	88	148	-	-	880
Gross profit	7,320	1,670	3,176	-	-	12,166
Other depreciation & amortization	78	24	5	43	-	150
Interest expense	163	-	3	1,093	-	1,259
Net income (loss)	1,823	561	1,851	(6,258)	-	(2,023)
Total assets	42,017	9,098	5,879	2,553	-	59,547
Capital expenditures	342	52	128	45		567

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE R – SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Year Ended December 31,
	2008	2007

Conversion of subordinated debentures	$3,233	$979

Issuance of restricted stock	$155	$40

Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	$2,549	$4,657

Issuance of common stock in conjunction with acquisition	$3,500	$2,000

Issuance of notes in conjunction with acquisition	$-	$4,000

Cashless exercise of warrants	$16	$7

Equipment acquired through capital lease obligation	$1,099	$-

NOTE S – SUBSEQUENT EVENTS

Officer resignation

On February 6, 2009, Chief Financial Officer Richard J. Mullin, resigned his positions with MISCOR effective February 15, 2009. In conjunction with Mr. Mullin’s resignation, the Employment Agreement dated September 30, 2005 between MISCOR and Mr. Mullin terminated, other than those provisions of the agreement that by their terms survive termination of employment.

Amendment to senior credit facility

On March 5, 2009, the Company received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008. Additionally, the Company was in default of the debt service coverage ratio covenant.  The default resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate plus 3% (6.25% at December 31, 2008). In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal. The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE S – SUBSEQUENT EVENTS (CONTINUED)

Amendment to senior credit facility (continued)

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009. The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008

•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009.

•	Adjusted the minimum book net worth covenant to $38,750 as of December 31, 2009

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009

•	Reduced the revolving credit line limit to $11,000 (from $13,750)

•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009

•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

Amendment of note payable, officer

On April 14, 2009, the Company’s $3,000 note payable to the CEO was amended whereby monthly principal and interest payments under the note were suspended until February 1, 2010.  Interest will continue to accrue at the new rate of the greater of 5% or the prime rate plus 1%.  All accrued interest on the note will be paid on February 1, 2010, and interst will be paid monthly thereafter.  Monthly principal payments in the amount of $50 will commence on February 1, 2010.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(Amounts in thousands, except share and per share data)

NOTE T – SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the unaudited results of operations for each quarter in 2008 and 2007:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2008
Sales	$29,720	$30,564	$31,503	$31,459
Gross Profit	4,743	5,069	5,013	2,954
Net Income (Loss)	457	610	471	(2,993)

Earnings (Loss) Per Common Share, Basic and Diluted	$0.04	$0.05	$0.04	$(0.25)

Year Ended December 31, 2007
Sales	$16,146	$16,764	$17,670	$22,670
Gross Profit	2,847	2,912	2,982	3,425
Net Income (Loss)	(2,589)	213	64	289

Earnings (Loss) Per Common Share, Basic and Diluted	$(0.38)	$0.03	$0.01	$0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information we are required to disclose in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

In order to monitor compliance with this system of controls, our Board of Directors, which performs the audit committee function for the company, oversees management’s discharge of its financial reporting responsibilities. The Board of Directors meets regularly with MISCOR’s independent registered public accounting firm, Asher & Company, Ltd., and representatives of management to review accounting, auditing, internal control, and financial reporting matters. The Board of Directors is responsible for the engagement of our independent registered public accounting firm. The consolidated financial statements in this Annual Report on Form 10-K have been audited by Asher & Company, Ltd., for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America. Asher & Company, Ltd.’s report on the financial statements is set forth in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

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

Management, including the Chief Executive Officer and Chief Accounting Officer, does not expect that MISCOR’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Accounting Officer, our management evaluated the effectiveness of MISCOR’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2008, MISCOR’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information contained under the captions “Proposal 1: Election of Director,” “Executive Officers,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Other Business – Director Nominations by Shareholders for 2010 Meeting” in our proxy statement for the 2009 annual meeting of shareholders (the “Proxy Statement”) is incorporated by reference in this Item 10.

Code of Ethics

 We have adopted the MISCOR Group, Ltd. Code of Business Conduct and Ethics, a code of ethics that applies to the President and Chief Executive Officer and the Chief Accounting Officer. The code of ethics is posted on our website at http://www.miscor.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the captions “Ownership of MISCOR Stock,” “Equity Compensation Plan Information,” and “Executive Compensation – Equity Incentive Plans” in the Proxy Statement is incorporated by reference in this Item 12.

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

Exhibit Number	Description

3.1c
Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective February 8, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

3.2	Amended and Restated Code of By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 21, 2007)
4.1	Specimen certificate of common stock 2004 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed March 31, 2008)
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

4.11a	Amendment to Promissory Note dated April 14, 2009 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell
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

Exhibit Number	Description

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

10.42
Insider Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., HK Engine Components, LLC, MFB Financial and John A. Martell (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.43
Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., MFB Financial, and the holders of certain subordinated secured convertible debentures (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.44
Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to BDeWees, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.45
Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to XGen III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.46
Lease between 3-D3E Ltd., Landlord, and 3-D Service, Ltd., Tenant, and Guaranty of MISCOR Group, Ltd., dated November 30, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.47*
Securities Purchase Agreement dated November 30, 2007, by and among Tontine Capital Partners, L.P., Tontine Capital overseas Master Fund, L.P., and MISCOR Group, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.48
Amended and Restated Registration Rights Agreement dated November 30, 2007, by and between MISCOR Group, Ltd., Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.49
Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and BDeWees, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.50
Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and XGen III, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.51@
Employment Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Bernard L. DeWees (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

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

10.55
Non-Compete Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Thomas J. Embrescia (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.56*
Credit and Security Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.56a
Second Amendment to Credit and Security Agreement dated August 28, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.56a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-154679)

10.56b
Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein.

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

Exhibit Number	Description

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
21.1	Subsidiaries of the registrant
23.1	Consent of Asher & Company, Ltd.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications

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

MISCOR GROUP, LTD.

April 15, 2009	By:	/s/ JOHN A. MARTELL
John A. Martell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MARTELL	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 15, 2009
John A. Martell

/s/ MARY M. HUNT	Vice President of Finance (Principal Financial and Accounting Officer)	April 15, 2009
Mary M. Hunt

/s/ WILLIAM J. SCHMUHL, JR.	Director	April 15, 2009
William J. Schmuhl, Jr.

/s/ RICHARD A. TAMBORSKI	Director	April 15, 2009
Richard A. Tamborski