Form 10-Q
period 2009-04-05
MISCOR GROUP, LTD.
filed 2009-05-15
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 5, 2009

or

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2009, there were 11,762,978 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	April 5, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$41	$76
Accounts receivable, net of allowance for doubtful accounts of $1,163 and $864, respectively	16,687	23,549
Inventories, net	12,204	13,807
Prepaid expenses	891	738
Other current assets	3,082	3,173
Total current assets	32,905	41,343

PROPERTY AND EQUIPMENT, net	13,481	13,812

OTHER ASSETS
Deposits and other assets	437	392
Goodwill	12,966	12,966
Customer relationships, net	8,931	9,059
Other intangible assets, net	1,144	1,218
Total other assets	23,478	23,635

Total Assets	$69,864	$78,790

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $103 and $117, respectively	$4,141	$7,343
Current portion of long-term debt	647	487
Accounts payable	11,552	12,218
Accrued expenses and other current liabilities	4,872	6,180
Total current liabilities	21,212	26,228

LONG TERM LIABILITIES
Long-term debt	4,729	4,805
Long-term debt, Officers	4,850	5,000
Total long-term liabilities	9,579	9,805

Total liabilities	30,791	36,033

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized; 11,769,043 and 11,748,448 shares issued and outstanding, respectively	50,861	50,859
Additional paid in capital	9,077	9,056
Accumulated deficit	(20,865)	(17,158)
Total Stockholders' equity	39,073	42,757

Total Liabilities and Stockholders' Equity	$69,864	$78,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the 3 months ended April 5, 2009	For the 3 months ended March 30, 2008
	(Unaudited)	(Unaudited)
Revenues
Product Sales	$5,215	$6,221
Service Revenue	18,190	23,499
Total Revenues	23,405	29,720

Cost of Revenues
Cost of Product Sales	3,860	4,686
Cost of Service Revenue	17,876	20,291
Total Cost of Revenues	21,736	24,977

Gross Profit	1,669	4,743

Selling, General and Administrative Expenses	5,132	3,998

Income (Loss) From Operations	(3,463)	745

Other (Income) Expense
Interest Expense	263	308
Other (Income) Expense	(20)	(20)
	243	288

NET INCOME (LOSS)	$(3,706)	$457

Basic and Diluted Earnings (Loss) per Common Share	$(0.32)	$0.04

Weighted Average Number of Common Shares Outstanding
Basic	11,758,280	11,397,411

Diluted	11,758,280	12,719,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the 3 months ended
	April 5, 2009	March 30, 2008
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES

Net cash provided by operating activities	$3,431	$1,197

INVESTING ACTIVITIES

Acquisition of business assets, net of cash acquired	-	(7,078)
Acquisition of property and equipment	(180)	(318)
Proceeds from disposal of property and equipment	-	24
Net cash utilized by investing activities	(180)	(7,372)

FINANCING ACTIVITIES

Payments on capital lease obligations	(22)	(17)
Short term borrowings, net	(3,220)	4,626
Borrowings of long-term debt	63	-
Repayments of long-term debt	(108)	(261)
Proceeds from the issuance of shares and exercise of warrants	6	3
Cash repurchase of restricted stock	(5)	-
Debt issuance costs	-	(45)
Net cash provided by (utilized in) financing activities	(3,286)	4,306

DECREASE IN CASH	(35)	(1,869)
Cash, beginning of period	76	2,807

Cash, end of period	$41	$938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$165	$238

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three months ended April 5, 2009 and March 30, 2008, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three months ended April 5, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the most recent disclosure of the Company’s accounting policies.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Deferred compensation was reclassified to Additional paid in capital on the condensed consolidated balance sheets.  This reclassification had no effect on the Company’s consolidated statements of operations or cash flows.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

 SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements, although the adoption of SFAS No. 141(R) will impact the recognition and measurement of future business combinations.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009.  The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51  (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 142-3

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”,  (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its accounting for future acquisitions of intangible assets.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial position or results of operations.

FSP FAS 141(R)-1

In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R.  FSP 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FASB Statement No. 141R.  FSP 141R-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP 141R-1, effective January 1, 2009, did not have an impact on the Company’s consolidated financial statements.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”), which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009.  The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  (“FSP  FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion no. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the three months ended April 5, 2009, 1,200,000 potential shares of common stock related to convertible subordinated debt securities were excluded from the computation of diluted loss per share because the impact would have been anti-dilutive.  In addition, the Company’s common stock equivalents, consisting of warrants to purchase 310,254 shares of common stock and options to purchase 70,200 shares of common stock issued to employees under the 2005 Stock Option Plan, were excluded from the computation of diluted loss per share because the warrants’ and options’ exercise prices were greater than the average market price of the common shares during the three months ended April 5, 2009, or the effect of including the warrants and options would have been anti-dilutive.

Basic and dilutive loss per share were the same for the three months ended April 5, 2009, as there were no potentially dilutive securities outstanding.

Components of basic and diluted earnings per share for the three months ended March 30, 2008 were as follows:

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

NOTE C - EARNINGS PER SHARE (CONTINUED)

For the three months ended March 30, 2008, the Company’s common stock equivalents, consisting of subordinated debt convertible into 5,874 common shares, were not included in computing diluted loss per share because their effects were anti-dilutive.

NOTE D - INVENTORY

Inventory consists of the following:

	April 5, 2009	December 31, 2008

Raw materials	$6,188	$6,738
Work-in-process	6,011	5,221
Finished goods	1,199	2,964
	$13,398	$14,923
Less: allowance for slow moving and obsolete inventories	(1,194)	(1,116)
	$12,204	$13,807

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

For the year ended December 31, 2008, the Company completed step one of its fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that certain goodwill related to the Rail Services segment was impaired.  The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2008 financial statements.  Therefore, the Company recognized a charge of $887 as a reasonable estimate of the impairment loss in its fiscal 2008 financial statements.  The impairment charge was recorded in goodwill impairment on the consolidated statement of operations.  The impairment charge was attributed to a decline in the estimated forecasted discounted cash flows for the American Motive Power reporting unit expected by the Company.

As disclosed in the Company’s annual report filing on Form 10-K for the year ended December 31, 2008, the Company expects to complete the second step of its fiscal 2008 annual analysis and test for impairment of goodwill as required under SFAS 142 during the second quarter of 2009, at which time any required adjustments to the Company’s estimates will be recorded.  The amount of the impairment charge recognized may change as a result of the Company’s completion of step two.

Pursuant to SFAS 142 “Goodwill and Other Intangible Assets”, we perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future assessments could result in impairment charges, which would be accounted for as an operating expense.

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Other Intangible Assets

Intangible assets consist of the following:

		April 5, 2009			December 31, 2008
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents and Trademarks	10	$4	$(3)	$1	$4	$(3)	$1
Mutual Services Agreement	1	100	(100)	-	100	(100)	-
Technical Library	20	700	(47)	653	700	(38)	662
Customer Relationships	15-20	9,592	(661)	8,931	9,592	(533)	9,059
Non-Compete Agreements	3	807	(317)	490	807	(252)	555

Total		$11,203	$(1,128)	$10,075	$11,203	$(926)	$10,277

The estimated future amortization expense related to intangible assets for the periods subsequent to April 5, 2009 on a calendar year basis is as follows:

Years Ending December 31,
2009	$609
2010	818
2011	563
2012	546
2013	546
Thereafter	6,993

Total	$10,075

NOTE F – SENIOR CREDIT FACILITY

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility was originally comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.

On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc.  The original maturity date of the note is January 1, 2011, at which time the note will automatically renew for one-year periods until terminated.  The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $4,244 and $7,460 at April 5, 2009 and December 31, 2008.  As of April 5, 2009 and December 31, 2008 there was $1,224 and $1,707 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate (3.25% at January 1, and April 5, 2009) plus 3% as a result of the default notice as described below.  Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 1.161% at April 5, 2009) plus 5.25%, as a result of the waiver agreement as described below.

NOTE F – SENIOR CREDIT FACILITY (CONTINUED)

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

The real estate term note bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The real estate term note requires monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. The outstanding balance under the real estate term note as of April 5, 2009 and December 31, 2008  was $1,146 and $1,177.  From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the banks prime rate (3.25% at December 31, 2008).  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate (3.25% at January 1, and April 5, 2009) plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 1.161% at April 5, 2009) plus 5.25%, as a result of the waiver agreement as described below.

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

In April 2008, the Company and Wells Fargo amended the credited facility entered into in January 2008. This first amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2,000 limitation.

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate (3.25% at December 31, 2008) beginning June 1, 2008. The outstanding balance under the equipment term note as of April 5, 2009 and December 31, 2008 was $792 and $854.  Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate (3.25% at January 1, and April 5, 2009) plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 1.161% at April 5, 2009) plus 5.25%, as a result of the waiver agreement as described below.

NOTE F – SENIOR CREDIT FACILITY (CONTINUED)

As part of the financing, the Company paid debt issue costs of $45 and is amortizing these costs to interest expense over the three year term of the financing.   Debt issue costs amortized to interest expense was $4 and $3 for the three months ended April 5, 2009 and March 30, 2008.  Net debt issue costs at April 5, 2009 and December 31, 2008 was $27 and $31.  The Company also paid fees to Wells Fargo as part of the financing in the amount of $171. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility.  Debt discount accreted to interest expense was $14 and $10 for the three months ended April 5, 2009 and March 30, 2008.  Net debt discount at April 5, 2009 and December 31, 2008 was $103 and $117.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and debt discount, for the three months ended April 5, 2009 and March 30, 2008 was $137 and $79.

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $3,000, respectively (together, the “Subordinated Indebtedness”) (See Note I, Related Party Transactions).  Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

Default and Waiver Agreements

The Wells Fargo notes contains certain financial covenants, including limits on capital expenditures, requirements for minimum book net worth, minimum net income, and minimum debt service coverage ratios.

During the second and third quarters of 2008, the company exceeded the limits on capital expenditures but received waivers from Wells Fargo for these covenant defaults.  In September 2008, the Company amended the credit facility with Wells Fargo. This second amendment revised the financial covenant limiting capital expenditures, increasing the maximum amount of capital expenditures for 2008 to $2,000, no more than $1,250 of which could be paid for from working capital. The amendment also limited the investment and loans from AMP to AMP Canada to $1,000.

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

On March 5, 2009, the Company received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, the Company was in default of the debt service coverage ratio.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note at the Prime rate plus 3% (6.25% at December 31, 2008).  In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009

NOTE F – SENIOR CREDIT FACILITY (CONTINUED)

•	Adjusted the minimum book net worth covenant to $38,750 million as of December 31, 2009
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009
•	Reduced the revolving credit line limit to $11,000 (from $13,750)
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009
•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

NOTE G - DEBT

Long-term debt

Long-term debt consists of the following:

	April 5, 2009	December 31, 2009

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2010, plus interest at prime rate (3.25% at April 5, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$2,000	$2,000

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2010, plus interest at prime rate (3.25% at April 5, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate (3.25% at April 5, 2009 and December 31, 2008) less 1% through December 31, 2008, interest rate increased to prime plus 1% beginning on January 1, 2009 and was reset to the greater of 5% or prime plus 1% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	3,000	3,000

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at April 5, 2009 and December 31, 2008) through December 31, 2009, increased to prime rate plus 3% through April 13, 2009, reset to Three Month Daily LIBOR (1.161% at April 5, 2009) plus 5.25%beginning April 14, 2009, secured by certain real estate (see Note F, Senior Credit Facility)	1,146	1,177

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate (3.25% at April 5, 2009 and December 31, 2008) through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Three Month Daily LIBOR (1.161% at April 5, 2009) plus 5.25% beginning April 14, 2009, secured by inventory and substantially all machinery and equipment (see Note F, Senior Credit Facility)	792	854

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	166	173

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	3	6

Capital lease obligations	1,119	1,082
	10,226	10,292
Less: current portion	647	487

	$9,579	$9,805

NOTE G - DEBT (CONTINUED)

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases.

	April 5, 2009	December 31, 2008

Machinery & equipment	$805	$774
Vehicles & trailers	84	84
Computer equipment & software	240	240
Furniture & office equipment	91	84
Less accumulated depreciation	(138)	(108)
	$1,082	$1,074

Minimum future lease payments required under capital leases for the periods subsequent to April 5, 2009 on a calendar year basis are as follows:

Years ending December 31,
2009	$163
2010	199
2011	178
2012	178
2013 and thereafter	1,056
$1,774

Less Imputed Interest	(655)

Present Value of Net Minimum Lease Payments	$1,119

Aggregate maturities of long-term debt for the periods subsequent to April 5, 2009 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2009	$369
2010	5,030
2011	1,067
2012	929
2013	1,600
2014	754
Thereafter	477
$10,226

NOTE G - DEBT (CONTINUED)

Following is a summary of interest expense for the three months ended April 5, 2009 and March 30, 2008:

	April 5, 2009	March 30, 2008

Interest expense on principal	$245	$239

Amortization of debt issue costs	4	46

Amortization of debt discount - debentures and revolving notes payable	14	23

	$263	$308

NOTE H - STOCK BASED COMPENSATION

Equity Incentive Plans

The stock based compensation expense recognized in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended
	April 5, 2009	March 30, 2008

Stock options expense	$17	$7
Restricted stock expense	5	10
Employee purchase plan expense	6	-
Total stock-based compensation expense	$28	$17

At April 5, 2009, the total unrecognized stock options expense and unrecognized restricted stock expense was $103 and $97, respectively, and is expected to be recognized over a weighted average period of 18 months and 14 months, respectively.

The Company grants stock options to certain executives and key employees to acquire shares of the Company’s common stock under the 2005 Stock Option Plan.  These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. At the time of issuance of the stock options, the exercise price was the estimated fair value of the Company’s common stock. The fair value of the Company’s common stock was determined based upon the closing price of the Company’s common stock on the date of grant.

The Company also issues offers to purchase shares of common stock to certain executives and key employees.  The issuance of the restricted stock was intended to lock-up key employees for a three year period.  As a result, the Company is recording compensation expense over the three year restriction period by amortizing deferred compensation on a straight-line basis over the three year period commencing with the date of each offer.

NOTE H - STOCK BASED COMPENSATION (CONTINUED)

In accordance with our equity incentive plans, we granted the following:

	Three Months Ended
	April 5, 2009	March 30, 2008

Stock options awarded	8,000	-
Weighted average fair value per option	$1.23	$-
Weighted average exercise price per option	$3.30	$-

Restricted stock awarded	1,500	-
Weighted average fair value per share of restricted stock	$3.30	$-

The fair value of the options was estimated using the Black-Scholes valuation model.  The Company recorded compensation cost based on the grant date fair value of each award of shares. The total cost of each grant will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period.  Key information and assumptions for the awards made during the three months ended April 5, 2009 are as follows:

Three Months Ended April 5, 2009
Expected volatility	47.41%
Risk free interest rate	1.55%
Expected term	3.75 Years
Vesting period	4 Years
Term	5 Years
Dividend yield	0%
Weighted average fair value	$1.23

The Company did not award any stock options during the three months ended March 30, 2008.

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. During the quarter ended April 5, 2009, 11,060 shares were purchased under the ESPP. As of April 5, 2009 there were 601,615 shares available for future offerings. The Company recorded compensation expense of $6 for the three months ended April 5, 2009.  No shares were issued under the ESPP and no expense was recorded for the ESPP during the three months ended March 30, 2008.

NOTE I - RELATED PARTY TRANSACTIONS

Long-term debt, officers

The Company is indebted to its CEO for a note payable with a balance of $3,000 at April 5, 2009 and March 30, 2008 (See Note F, Senior Credit Facility and Note G, Debt). Interest is payable monthly at prime plus 1%, through April 13, 2009 and 5% or prime plus 1%, whichever is greater, beginning April 14, 2009.  On April 14, 2009, the note was amended in relation to the Wells Fargo senior credit facility waiver and amendment to defer payment of interest and principal on the note.  Interest on the note continues to accrue monthly (see Note F, Senior Credit Facility and Note O, Subsequent Events).  Under the terms of the note, principal payments are due monthly in the amount of $50 beginning February 1, 2010.  However, the Company’s CEO signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibits principal and interest payments on this note as long as there is an outstanding balance on the senior credit facility.  Interest expense on the note was $32 and $42 for the three months ended April 5, 2009 and March 30, 2008.  This note also includes a conversion option whereby outstanding principal and accrued interest under the note may be converted to common stock at a price of $2.50 per share at any time at the election of the Company’s CEO.

The Company is indebted to the former members of 3-D, one of whom is President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at April 5, 2009 and March 30, 2008 (see Note F, Senior Credit Facility and Note G, Debt). Interest is payable monthly at prime. Interest expense on the note was $16 and $38 for the three months ended April 5, 2009 and March 30, 2008. The note matures on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $80 and $83 for the three months ended April 5, 2009 and March 30, 2008.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $39 for the three months ended April 5, 2009 and March 30, 2008.

The Company leases a facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 for the three months ended April 5, 2009 and March 30, 2008.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 for the three months ended April 5, 2009 and March 31, 2008.

NOTE J - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap, rail and construction industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At April 5, 2009 and December 31, 2008, approximately 12% and 9% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, 32% and 17%, respectively, of gross receivables were due from entities in the railroad industry, and 36% and 43%, respectively, of gross receivables were due from entities in the construction industry. No single customer accounted for more than 10% of gross accounts receivable at April 5, 2009.  One customer, of the Construction and Engineering Services segment, accounted for approximately 13% of gross accounts receivable at December 31, 2008.  Additionally, no single customer accounted for more than 10% of sales for the three months ended April 5, 2009 and March 30, 2008.

NOTE K - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At April 5, 2009 and December 31, 2008, approximately 27% and 26%, respectively, of the Company’s employees were covered by collective bargaining agreements.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt

The fair value of debt is based on the estimated future cash flows discounted at terms at which the Company estimated it could borrow such funds from unrelated parties.  The fair value of debt differs from the carrying amount at April 5, 2009 due to favorable interest terms on debt with its Chief Executive Officer and stockholders.  At April 5, 2009, the aggregate fair value of debt with an aggregate carrying value of $13,601, is estimated at $14,058.  At December 31, 2008, the aggregate fair value of debt, with an aggregate carrying value of $16,670, is estimated at $16,670.

NOTE M - SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise. The Company operates in three segments: Industrial Services, Construction and Engineering Services, and Rail Services.

The Industrial Services segment is primarily engaged in providing maintenance and repair services to the electric motor industry and repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries. The Construction and Engineering Services segment provides a wide range of electrical and mechanical contracting services, mainly to industrial, commercial and institutional customers.  The Rail Services Segment rebuilds and repairs locomotives and locomotive engines for the rail industry, and rebuilds and manufactures power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries.

NOTE M - SEGMENT INFORMATION (CONTINUED)

The Company evaluates the performance of its business segments based on net income or loss. Corporate administrative and support services for the Company are not allocated to the segments but are presented separately.

Summarized financial information concerning the Company’s reportable segments as of and for the three months ended April 5, 2009 and March 30, 2008 is shown in the following tables:

2009	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	April 5, 2009 Consolidated

External revenue:
Product sales	$1,598	$-	$3,617	$-	$-	$5,215
Service revenue	8,661	6,779	2,750	-	-	18,190
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	21	36	-	-	(57)	-
Depreciation Included in Cost of Revenues	310	18	136	-	-	464
Gross profit	676	421	572	-	-	1,669
Other depreciation & amortization	121	4	113	11	-	249
Interest expense	70	-	6	187	-	263
Net income (loss)	(1,581)	(185)	(320)	(1,620)	-	(3,706)
Total assets	36,261	8,657	23,845	1,101	-	69,864
Capital expenditures	66	91	10	13		180

2008	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	March 30, 2008 Consolidated

External revenue:
Product sales	$2,340	$-	$3,881	$-	$-	$6,221
Service revenue	13,056	7,515	2,928	-	-	23,499
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	-	13	-	-	(13)	-
Depreciation Included in Cost of Revenues	289	21	150	-	-	460
Gross profit	3,384	753	606	-	-	4,743
Other depreciation & amortization	145	5	16	8	-	174
Interest expense	115	-	21	172	-	308
Net income (loss)	1,472	383	(41)	(1,357)	-	457
Total assets	40,943	10,384	19,696	1,954	-	72,977
Capital expenditures	105	1	162	50		318

NOTE N - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended
	April 5, 2009	March 30, 2008

Conversion of subordinated debentures	$-	$3,234

Issuance of restricted stock	$5	$-

Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	$-	$2,549

Issuance of common stock in conjunction with acquisition	$-	$3,500

Cashless exercise of warrants	$-	$16

Equipment acquired through capital lease obligation	$63	$-

NOTE O – SUBSEQUENT EVENTS

Amendment to senior credit facility

On March 5, 2009, the Company received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, the Company was in default of the debt service coverage ratio covenant.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate (3.25% at April 5, 2009 and December 31, 2008) plus 3%.  In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009
•	Adjusted the minimum book net worth covenant to $38,750 as of December 31, 2009
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009
•	Reduced the revolving credit line limit to $11,000 (from $13,750)
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009
•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

NOTE O – SUBSEQUENT EVENTS (CONTINUED)

Amendment of note payable, officer

On April 14, 2009, the Company’s $3,000 note payable to the CEO was amended whereby monthly principal and interest payments under the note were suspended until February 1, 2010.  Interest will continue to accrue at the new rate of the greater of 5% or the prime rate plus 1%.  All accrued interest on the note will be paid on February 1, 2010, and interest will be paid monthly thereafter.  Monthly principal payments in the amount of $50 will commence on February 1, 2010.

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

On March 5, 2009, we received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, we were in default of the debt service coverage ratio covenant.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate (3.25% at April 5, 2009 and December 31, 2008) plus 3%.  In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, The Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

•	Waived our noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009
•	Adjusted the minimum book net worth covenant to $38.75 million as of December 31, 2009
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009
•	Reduced the revolving credit line limit to $11 million (from $13.75 million)
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009
•	Suspended interest payments on our subordinated debt to our CEO, John A. Martell.

On April 14, 2009, our $3.0 million note payable to the CEO was amended whereby monthly principal and interest payments under the note were suspended until February 1, 2010.  Interest will continue to accrue at the new rate of the greater of 5% or the prime rate plus 1%.  All accrued interest on the note will be paid on February 1, 2010, and interest will be paid monthly thereafter.  Monthly principal payments in the amount of $50,000 will commence on February 1, 2010.

Beginning in October 2008 and continuing throughout the first quarter of 2009, the Industrial Services and Rail Services segments have experienced a decline in backlog and revenues driven by the downturn in the current US economy.  As a result, we are experiencing cash flow constraints resulting in an impairment of our ability to meet our short-term cash needs.

We initiated a number of actions beginning in the fourth quarter of 2008 to mitigate the impact on the company of the unprecedented deterioration of market conditions.  These actions included:

•	Downsized by the elimination of approximately 200 positions or approximately 27% of our work force

•	Consolidated operations in certain groups where customer service would not be affected

•	Centralized human resource and certain other administrative functions

•	Initiated efforts to obtain additional equity investment and/or refinance part or all of our credit facilities

•
Aligned core assets with strategic 2009 growth opportunities in wind power, transformer, traffic and telecommunication investments expected to result from governmental stimulus and energy independence initiatives

•	Implemented 4 day work weeks and temporary plant shut downs in select facilities.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the three months ended April 5, 2009 and March 30, 2008 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, Ideal Consolidated, Inc.,  HK Engine Components, LLC, American Motive Power, Inc. (“AMP”) and Magnetech Power Services LLC.  All significant intercompany balances and transactions have been eliminated.

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

Concentration of credit risk.  The Company maintains its cash and cash equivalents primarily in bank deposit accounts.  The Federal Deposit Insurance Corporation insures these balances up to $250,000 per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.

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

Foreign Currency Translation.  The assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, except for non-monetary assets and liabilities, which are translated using the historical exchange rate. Income and expense accounts are translated into U.S. dollars at the year-to-date average rate of exchange, except for expenses related to those balance sheet accounts that are translated using historical exchange rates

Segment information.  We report segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Goodwill and Intangibles.  We account for goodwill and other intangible assets in accordance with FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter.  We test goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process.  The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Reporting units are determined based on our operating segments.  The AMP, MIS, Ideal and 3-D operating segments, which were also determined to be reporting units under SFAS 142, contain goodwill and are thus tested for impairment.  We re-evaluate our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing.  The fair value of our reporting units is determined based upon management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, a technical library, and non-compete agreements were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 1 to 20 years.  Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets (See Note E, Intangible Assets).

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

New Accounting Standards.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). In SFAS No. 141(R), the FASB retained the fundamental requirements of SFAS No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for annual periods beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements, although the adoption of SFAS No. 141(R) will impact the recognition and measurement of future business combinations.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009.  The adoption of SFAS No. 157 for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

SFAS No. 160

    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51  (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 161

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 142-3

    In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”,  (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its accounting for future acquisitions of intangible assets.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

FSP FAS 141(R)-1

In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”), which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R.  FSP 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in FASB Statement No. 141R.  FSP 141R-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP 141R-1, effective January 1, 2009, did not have an impact on the Company’s consolidated financial statements.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”), which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009.  The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  (“FSP  FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion no. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, and its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended April 5, 2009 Compared to Three Months Ended March 30, 2008

Revenues. Total revenues decreased by $6.3 million or 21% to $23.4 million in 2009 from $29.7 million in 2008. The decrease in revenues resulted from decreases in the Industrial Services (“IS”) segment revenue of $5.1 million or 33%, the Construction and Engineering Services (“CES”) segment revenues of $.7 million or 10%, and the Rail Services (RS) segment revenue of $.4 million or 6%.

The decline in revenue is generally related to the ongoing challenging global economic conditions as well as our continuing liquidity pressures (see liquidity section below).   Specifically, the decrease in IS segment revenue of $5.1 million in 2009 resulted from the falloff in demand from the steel industry.

Gross Profit. Total gross profit in 2009 was $1.7 million or 7% of total revenues compared to $4.7 million or 16% of total revenues in 2008.  The decrease of $3.0 million or 65% was due to decreased consolidated revenues and increased cost levels.  Gross profit on IS segment revenue declined 80%, due mainly to unabsorbed overhead costs.   Gross profit on CES revenue declined 44%, due to cost overruns on certain larger electrical contracts.  Gross profit on RS segment revenue declined 6% due to unabsorbed overhead costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.1 million in 2009 compared to $4.0 million in 2008. The increase of $1.1 million was due mainly to the following:  cost increases related to facilities that were opened after the first quarter of 2008 (RS Montreal and IS California); the creation of the Traffic division of Martell Electric, LLC; a higher level of administrative staffing designed to enable future growth and meet the regulatory requirements of a publicly traded company.

Interest Expense and Other Income.  Interest expense and other income did not significantly change from 2008 to 2009.

Provision for Income Taxes.  We experienced net operating losses in each year since we commenced operations. In January 2007, an ownership change occurred that will limit the amount of net operating loss that we will be able to use in future periods in accordance with Section 382 of the Internal Revenue Code, as amended. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we provided a valuation allowance for the income tax benefits associated with these net future tax assets that primarily relate to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Net Income. Net loss in 2009 was $3.7 million compared to net income of $0.5 million in 2008. The $4.2 million decrease was due to the decline in revenues and increased cost levels as discussed in the revenue, gross profit and selling, general, and administrative sections above.

Liquidity and Capital Resources

At April 5, 2009, we had approximately $11.7 million of working capital.  Working capital decreased approximately $3.4 million from approximately $15.1 million at December 31, 2008. The decrease in working capital was due mainly to the decrease in accounts receivable, which also resulted in a reduction in the availability of our revolving credit line.  The revolving credit line is an asset-based lending agreement with the availability driven by our accounts receivable balance.  The decrease in accounts receivable resulted mainly from the decline in revenue.

Net cash provided by operating activities was $3.4 million and $1.2 million for the three months ended April 5, 2009 and March 30, 2008, respectively. For the three months ended April 5, 2009, net cash provided by operations resulted from a net loss of $3.7 million, increase in bad debt and inventory reserves of $0.4 million and depreciation and amortization of $.7 million, offset by net decreases in accounts receivable ($6.5 million), inventory ($1.5 million), and accounts payable and accrued expenses ($2.0 million).

Cash used for investing activities for the three months ended April 5, 2009 consisted of acquisitions of fixed assets.  During the three months ended March 30, 2008 we used approximately $7.4 million for investing activities, which consisted mainly of our investment in AMP.

We used approximately $3.3 million for financing activities during the three months ended April 5, 2009, consisting primarily of repayments related to the Wells Fargo credit facility. We generated approximately $4.3 million from financing activities during the three months ended March 30, 2008, primarily from advances on the Wells Fargo credit facility.

We are undertaking various activities to improve our future cash flows. These activities include efforts to collect accounts receivable at a faster rate, decrease inventory levels, review alternative financing sources, and extend terms with our vendors.  Certain of our trade accounts payable are extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or require cash in advance which has resulted in delays in the receipt of necessary materials and parts.  Disruptions of this nature have on occasion resulted in delayed shipments and service to our customers and may continue to result in such delays in the future. These delays may have resulted in the loss of sales orders, and future delays may have an adverse affect on our business.

On January 14, 2008, we entered into a credit facility with Wells Fargo. The credit facility was originally comprised of a $1.25 million real estate term note and a $13.75 million revolving note. On January 16, 2008, we borrowed $7.5 million under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP.

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

We have promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, our CEO in the original principal amounts of $2.0 million, $2.0 million and $3.0 million, respectively (together, the “Subordinated Indebtedness”).  Subordination agreements have been executed that subordinate our obligations under the Subordinated Indebtedness to the Wells Fargo credit facility.

If we default under our obligations to Wells Fargo, the interest on the outstanding principal balance of each note will increase by 3% until the default is cured or waived.  Other remedies available to Wells Fargo upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on the assets securing the obligations, all rights of a secured creditor under applicable law, and other rights set forth in the loan documents.

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

In April 2008, we amended the Wells Fargo credit facility entered into in January 2008. This first amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2 million limitation. The amendment also provided a four year term note in the amount of $1 million, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21,000, plus interest at the bank’s prime rate beginning June 1, 2008.

In September 2008, we further amended our credit facility with Wells Fargo. The second amendment revised a financial covenant which increased the maximum amount of capital expenditures for 2008 to $2 million, no more than $1.25 million of which could be paid from our working capital. The amendment also limited the investment and loans from AMP to AMP Canada to $1 million.

During the fourth quarter of 2008, the Company signed a waiver agreement with Wells Fargo in regards to the Company’s maximum allowable capital spending for 2008.  The agreement increased the amount of allowable capital expenditures during 2008 to $2.75 million of which no more than $2.25 million could be from working capital.  This amendment also removed the limit on investment and loans from AMP to AMP Canada included in the second amendment signed in September, 2008.

On March 5, 2009, we received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, we were in default of the debt service coverage ratio covenant.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate plus 3%.  In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, The Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

•	Waived our noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009
•	Adjusted the minimum book net worth covenant to $38.75 million as of December 31, 2009
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009
•	Reduced the revolving credit line limit to $11 million (from $13.75 million)
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009
•	Suspended interest and principal payments on our subordinated debt to our CEO, John A. Martell.

On April 14, 2009, our $3.0 million note payable to the CEO was amended whereby monthly principal and interest payments under the note were suspended until February 1, 2010.  Interest will continue to accrue at the new rate of the greater of 5% or the prime rate plus 1%.  All accrued interest on the note will be paid on February 1, 2010, and interest will be paid monthly thereafter.  Monthly principal payments in the amount of $50,000 will commence on February 1, 2010.

As of April 5, 2009, we did not have any material commitments for capital expenditures.

We believe that in order to continue our operations under our current business model we will need to raise additional operating capital as well as adjust our operating unit and corporate cost structure to better align with activity levels expected for the foreseeable future.  The amount of our future working capital needs and capital-expenditure requirements will depend on many factors, including our rate of revenue change, the change in our marketing and sales activities, and the rate of development of new products and services. To the extent that funds from the sources described above are not sufficient to finance our future activities, we will need to improve future cash flows and/or raise additional capital through debt or equity offerings, or through other financing arrangements. Any effort to improve cash flows, whether by increasing sales, reducing operating costs, collecting accounts receivable at a faster rate, reducing inventory and other means, may or may not be successful. Further, any additional capital we seek to raise might not be available on terms acceptable to us, or at all.

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

Management based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of April 5, 2009. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of April 5, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 5, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of April 5, 2009, we have issued 616,408 shares upon the exercise of warrants, and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.8 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 6.   EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1
Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56b of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

10.2
Amendment to Promissory Note dated April 14, 2009 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

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

MISCOR GROUP, LTD.

May 15, 2009	By:	/s/ Mary M. Hunt
Mary M. Hunt
Vice President of Finance
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56b of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

10.2
Amendment to Promissory Note dated April 14, 2009 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications