Form 10-Q
period 2009-07-05
MISCOR GROUP, LTD.
filed 2009-08-19
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 5, 2009 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2009, there were 11,784,565 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	July 5, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash	$68	$76
Accounts receivable, net of allowance for doubtful accounts of $1,049 and $864, respectively	16,094	23,549
Inventories, net	11,045	13,807
Prepaid expenses	570	738
Other current assets	3,500	3,173
Total current assets	31,277	41,343

PROPERTY AND EQUIPMENT, net	13,073	13,812

OTHER ASSETS
Deposits and other assets	263	392
Goodwill	12,966	12,966
Customer relationships, net	8,803	9,059
Other intangible assets, net	1,070	1,218
Total other assets	23,102	23,635

Total Assets	$67,452	$78,790

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $88 and $117, respectively	$5,577	$7,343
Current portion of long-term debt	795	487
Accounts payable	9,776	12,218
Accrued expenses and other current liabilities	5,777	6,180
Total current liabilities	21,925	26,228

LONG TERM LIABILITIES
Long-term debt	4,519	4,805
Long-term debt, Officers	4,700	5,000
Total long-term liabilities	9,219	9,805

Total liabilities	31,144	36,033

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized; 11,783,595 and 11,748,448 shares issued and outstanding, respectively	50,898	50,859
Additional paid in capital	9,092	9,056
Accumulated deficit	(23,682)	(17,158)
Total Stockholders' equity	36,308	42,757

Total Liabilities and Stockholders' Equity	$67,452	$78,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Product Sales	$2,523	$6,399	$7,738	$12,620
Service Revenue	16,902	24,165	35,092	47,664
Total Revenues	19,425	30,564	42,830	60,284

Cost of Revenues

Cost of Product Sales	1,697	4,905	5,557	9,592
Cost of Service Revenue	16,242	20,590	34,118	40,881
Total Cost of Revenues	17,939	25,495	39,675	50,473

Gross Profit	1,486	5,069	3,155	9,811

Selling, General and Administrative Expenses	4,207	4,068	9,339	8,066

Income (Loss) From Operations	(2,721)	1,001	(6,184)	1,745

Other (Income) Expense
Interest Expense	227	187	490	495
Other (Income) Expense	(130)	(22)	(150)	(42)
	97	165	340	453
Income Before Taxes	(2,818)	836	(6,524)	1,292

Income Tax Expense	-	226	-	226

NET INCOME (LOSS)	$(2,818)	$610	$(6,524)	$1,066

Basic and Diluted Earnings (Loss) per Common Share	$(0.24)	$0.05	$(0.55)	$0.09

Weighted Average Number of Common Shares Outstanding
Basic	11,762,478	11,717,898	11,755,654	11,558,540
Diluted	11,762,478	13,030,301	11,755,654	12,875,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the Six Months Ended
	July 5, 2009	June 29, 2008
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES

Net cash provided by operating activities	$2,468	$(159)

INVESTING ACTIVITIES

Acquisition of business assets, net of cash acquired	-	(7,192)
Acquisition of property and equipment	(455)	(1,188)
Proceeds from disposal of property and equipment	21	108
Net cash utilized by investing activities	(434)	(8,272)

FINANCING ACTIVITIES

Payments on capital lease obligations	(50)	(29)
Short term borrowings, net	(1,803)	3,723
Borrowings of long-term debt	70	2,250
Repayments of long-term debt	(298)	(343)
Proceeds from the issuance of shares and exercise of warrants	44	68
Cash repurchase of restricted stock	(5)	-
Debt issuance costs	-	(45)
Net cash provided by (utilized in) financing activities	(2,042)	5,624

DECREASE IN CASH	(8)	(2,807)

Cash, beginning of period	76	2,807

Cash, end of period	$68	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$390	$407

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and six months ended July 5, 2009 and June 29, 2008, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included.  The results for the six months ended July 5, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the most recent disclosure of the Company’s accounting policies.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.   Deferred compensation was reclassified to Additional paid in capital on the condensed consolidated balance sheets.  This reclassification had no effect on the Company’s consolidated statements of operations or cash flows.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.   The Codification did not change GAAP, but reorganizes the literature.  SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The Company will apply the Codification beginning with its third quarter ending October 4, 2009, and does not expect SFAS No. 168 to have material impact on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation 46 (revised December 2003), Consolidation of Variable Interest Entities, to change the process for how an enterprise determines which party consolidates a variable interest entity (“VIE”) to a primary qualitative analysis.  SFAS No. 167 defines the party that consolidates the VIE as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.  Upon adoption of SFAS No. 167, reporting entities must reconsider their conclusions on whether an entity should be consolidated and, should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings.  SFAS No. 167 is effective for reporting periods beginning after November 15, 2009.  The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on its consolidated financial statements.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”).  SFAS No. 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset.  The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS No. 166.  SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

SFAS No. 165

In June 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 by the Company in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”), which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 by the Company in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  (“FSP  FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion no. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 by the Company in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

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

For the three and six months ended July 5, 2009, 1,200,000 potential shares of common stock related to convertible subordinated debt securities were excluded from the computation of diluted loss per share because the impact would have been anti-dilutive.  In addition, the Company’s common stock equivalents, consisting of warrants to purchase 310,254 shares of common stock and options to purchase 55,700 shares of common stock issued to employees under the 2005 Stock Option Plan, were excluded from the computation of diluted loss per share because the warrants’ and options’ exercise prices were greater than the average market price of the common shares during the three and six months ended July 5, 2009, or the effect of including the warrants and options would have been anti-dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008

Net income/(loss) available for common stockholders used in basic earnings per share	$(2,818)	$610	$(6,524)	$1,066

Interest on convertible debt	-	31	-	72

Net income/(loss) available for common stockholders after assumed conversion of diluted securities	$(2,818)	$641	$(6,524)	$1,138

Weighted average outstanding shares of common stock	11,762,478	11,717,898	11,755,654	11,558,540

Dilutive effect of stock options and warrants	-	112,403	-	117,357

Dilutive effect of convertible debt	-	1,200,000	-	1,200,000

Weighted average outstanding shares of common stock and common stock equivalents	11,762,478	13,030,301	11,755,654	12,875,897

Earnings/(loss) per share:

Basic	$(0.24)	$0.05	$(0.55)	$0.09

Diluted	$(0.24)	$0.05	$(0.55)	$0.09

NOTE D - INVENTORY

Inventory consists of the following:

	July 5, 2009	December 31, 2008

Raw materials	$6,076	$6,738
Work-in-process	3,387	5,221
Finished goods	2,894	2,964
	$12,357	$14,923
Less: allowance for slow moving and obsolete inventories	(1,312)	(1,116)
	$11,045	$13,807

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

During the second quarter of fiscal 2009, the Company completed the second step of its fiscal 2008 annual analysis and test for impairment of goodwill as required under SFAS No. 142 and it was determined that no further adjustment to the estimated impairment recorded at December 31, 2008 was needed.

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

Other Intangible Assets

Intangible assets consist of the following:

		July 5, 2009			December 31, 2008
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents and Trademarks	10	$4	$(3)	$1	$4	$(3)	$1
Mutual Services Agreement	1	100	(100)	-	100	(100)	-
Technical Library	20	700	(55)	645	700	(38)	662
Customer Relationships	15-20	9,592	(789)	8,803	9,592	(533)	9,059
Non-Compete Agreements	3	807	(383)	424	807	(252)	555

Total		$11,203	$(1,330)	$9,873	$11,203	$(926)	$10,277

The estimated future amortization expense related to intangible assets for the periods subsequent to July 5, 2009 on a calendar year basis is as follows:

Years Ending December 31,

2009	$407
2010	818
2011	563
2012	546
2013	546
Thereafter	6,993
Total	$9,873

NOTE F – SENIOR CREDIT FACILITY

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility was originally comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.

On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc.  The original maturity date of the note is January 1, 2011, at which time the note will automatically renew for one-year periods until terminated.  The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $5,665 and $7,460 at July 5, 2009 and December 31, 2008.  As of July 5, 2009 and December 31, 2008 there was $292 and $1,707 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate (3.25% at January 1, and April 5, 2009) plus 3% as a result of the default notice as described below.  Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 0.56% at July 5, 2009) plus 5.25%, as a result of the Fourth Amendment to the Credit Facility as described below.  Effective June 1, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 0.56% at July 5, 2009) plus 8.25%, as a result of the second Fourth Amendment to the Credit Facility as described below.

Any modifications related to the Company’s  revolving note are accounted for under the provisions of EITF 98-14 “Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.

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

The real estate term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The real estate term note requires monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. The outstanding balance under the real estate term note as of July 5, 2009 and December 31, 2008 was $1,021 and $1,177.  From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the banks prime rate (3.25% at December 31, 2008).  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate (3.25% at January 1, and April 5, 2009) plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.56% at July 5, 2009) plus 5.25%, as a result of the first Fourth Amendment to the Credit Facility as described below.  During May 2009, the company made an additional payment of $93 to reduce the outstanding principal balance of the real estate term note as a result of an appraisal of the real estate securing the note, as required by the first Fourth Amendment to the Credit Facility signed on April 14, 2009.  Effective June 1, 2009 the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.56% at July 5, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

The Company may prepay the term notes at any time, subject to certain prepayment penalties.  With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of the Company’s eligible construction related trade receivables (reduced to 35% July 22, 2009 and further reduced to 30% effective August 31 or lesser rate as determined by the lender) up to $1,750 (with such amount to be reduced by $50 per week beginning on 8/3/09) and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $11,000 less any reserves established by Wells Fargo.

Any modifications related to the Company’s the term notes are accounted for under the provisions of EITF 96-19 “Debtors Accounting for a Modification or Change of Debt Instruments”.

In April 2008, the Company and Wells Fargo amended the Credit Facility entered into in January 2008. This first amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2,000 limitation.

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate (3.25% at December 31, 2008) beginning June 1, 2008. The outstanding balance under the equipment term note as of July 5, 2009 and December 31, 2008 was $729 and $854.  Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate (3.25% at January 1, and April 5, 2009) plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.56% at July 5, 2009) plus 5.25%, as a result of the waiver agreement as described below.  Effective June 1, 2009 the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.56% at July 5, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

As part of the financing, the Company paid debt issue costs of $45 and is amortizing these costs to interest expense over the three year term of the financing.   Debt issue costs amortized to interest expense was $4 and $8 for the three and six months ended July 5, 2009 and $4 and $7 for the three and six months ended June 29, 2008.  Net debt issue costs at July 5, 2009 and December 31, 2008 was $23 and $31.  The Company also paid fees to Wells Fargo as part of the financing in the amount of $171. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility.  Debt discount accreted to interest expense was $14 and $28 for the three and six months ended July 5, 2009 and $16 and $26 for the three and six months ended June 29, 2008.  Net debt discount at July 5, 2009 and December 31, 2008 was $88 and $117.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and debt discount, was $103 and $239 for the three and six months ended July 5, 2009 and $80 and $158 for the three and six months ended June 29, 2008.

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

Default and Waiver Agreements

The Wells Fargo notes contain certain financial covenants, including limits on capital expenditures, requirements for minimum book net worth, minimum net income, and minimum debt service coverage ratios.

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

During the fourth quarter of 2008, the Company signed a waiver agreement with Wells Fargo with respect to the Company’s maximum allowable capital spending for 2008.  The agreement increased the amount of allowable capital expenditures during 2008 to $2,750, of which no more than $2,250 could be from working capital.  This amendment also removed the limit on investment and loans from AMP to AMP Canada included in the second amendment signed in September, 2008.

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

On April 14, 2009, the Company and Wells Fargo signed a first Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009 (the “first Fourth Amendment”).  The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ended December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009
•	Adjusted the minimum book net worth covenant to $38,750 as of December 31, 2009
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009
•	Reduced the revolving credit line limit to $11,000 (from $13,750)
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009
•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

In connection with the first Fourth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $100, payable in installments of $50 on the date of execution of the first Fourth Amendment and $50 in June 2009.

On July 22, 2009, the Company and Wells Fargo executed a second Fourth Amendment to the Credit Agreement (the “second Fourth Amendment”).  The second Fourth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings
•
Adjusted the interest rate on the revolving credit line and term notes (defined in the Credit Agreement as the “LIBOR Advance Rate”) to the Daily Three Month LIBOR (0.56% at July 5, 2009) plus 8.25%, effective June 1, 2009

•	Lowered the amount of the minimum EBITDA that the Company is required to achieve in future periods
•	Requires the Company to raise $2,000 in additional capital by August 31, 2009 through subordinated debt, asset sales or additional cash equity
•	Lowered eligible progress accounts advance rates by $50 per week commencing August 3, 2009.
•	Lowered the special accounts advanced rate to 35% effective July 22, 2009 further reducing it to 30% effective August 31, 2009 or such lesser rate the lender may determine
•	Added conditions regarding marketing assets, the validation of the Company’s cash flow forecast and future financial projections

In connection with the second Fourth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $50, payable on the date of execution of the second Fourth Amendment.

The Company was in compliance with the financial covenants under its senior Credit Facility as of July 5, 2009.

If the Company fails to comply with the covenants under the second Fourth Amendment, there can be no assurance that Wells Fargo will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If the Company’s debt were accelerated, its assets might not be sufficient to repay its debt in full.  Further, if current unfavorable credit market conditions were to persist throughout the remainder of 2009, there can be no assurance that the Company will be able to refinance any or all of this indebtedness.

While the Company explores asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

NOTE G - DEBT

Long-term debt

Long-term debt consists of the following:

	July 5, 2009	December 31, 2008

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2010, plus interest at prime rate (3.25% at July 5, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$2,000	$2,000

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2010, plus interest at prime rate (3.25% at July 5, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate (3.25% at July 5, 2009 and December 31, 2008) less 1% through December 31, 2008, interest rate increased to prime plus 1% beginning on January 1, 2009 and was reset to the greater of 5% or prime plus 1% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	3,000	3,000

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime rate plus 3% through April 13, 2009, reset to Three Month Daily LIBOR (0.56% at July 5, 2009) plus 5.25% beginning April 14, 2009, increased to Three Month Daily LIBOR plus 8.25% beginning June 1, 2009, secured by certain real estate (see Note F, Senior Credit Facility)	1,021	1,177

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Three Month Daily LIBOR (0.56% at July 5, 2009) plus 5.25% beginning April 14, 2009, increased to Three Month Daily LIBOR plus 8.25% beginning June 1, 2009, secured by inventory and substantially all machinery and equipment (see Note F, Senior Credit Facility)	729	854

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	162	173

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	-	6

Capital lease obligations	1,102	1,082
	10,014	10,292
Less: current portion	795	487

	$9,219	$9,805

NOTE G - DEBT (CONTINUED)

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases.

	July 5, 2009	December 31, 2008

Machinery & equipment	$805	$774
Vehicles & trailers	84	84
Computer equipment & software	240	240
Furniture & office equipment	91	84
Less accumulated depreciation	(180)	(108)
	$1,040	$1,074

Minimum future lease payments required under capital leases for the periods subsequent to July 5, 2009 on a calendar year basis are as follows:

Years ending December 31,

2009	$106
2010	199
2011	178
2012	178
2013 and thereafter	1,056
$1,717

Less Imputed Interest	(615)

Present Value of Net Minimum Lease Payments	$1,102

NOTE G - DEBT (CONTINUED)

Aggregate maturities of long-term debt for the periods subsequent to July 5, 2009 on a calendar year basis are as follows:

Years ending December 31,

2009	$242
2010	5,030
2011	1,067
2012	929
2013	1,608
2014	754
Thereafter	384
$10,014

Following is a summary of interest expense for the three and six months ended July 5, 2009 and June 29, 2008:

	Three Months		Six Months
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008

Interest expense on principal	$209	$167	$454	$407

Amortization of debt issue costs	4	4	8	47

Amortization of debt discount – debentures and revolving notes payable	14	16	28	41
	$227	$187	$490	$495

NOTE H - STOCK BASED COMPENSATION

Equity Incentive Plans

The stock based compensation expense recognized in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008

Stock options expense	$7	$11	$24	$18
Restricted stock expense	8	9	13	19
Employee stock purchase plan expense	8	8	14	8
Total stock-based compensation expense	$23	$28	$51	$45

At July 5, 2009, the total unrecognized stock options expense and unrecognized restricted stock expense was $75 and $76, respectively, and is expected to be recognized over a weighted average period of 17 months and 13 months, respectively.

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

In accordance with our equity incentive plans, we granted the following:

	Three Months Ended			Six Months Ended
	July 5, 2009		June 29, 2008	July 5, 2009	June 29, 2008

Stock options awarded		—	14,200	8,000	14,200
Weighted average fair value per option	$		$3.72	$1.23	$3.72
Weighted average exercise price per option		$—	$10.31	$3.30	$10.31

Restricted stock awarded		—	11,000	1,500	11,000
Weighted average fair value per share of restricted stock		$—	$10.20	$3.30	$10.20

The fair value of the options was estimated using the Black-Scholes valuation model.  The Company recorded compensation cost based on the grant date fair value of each award of shares. The total cost of each grant will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period.  Key information and assumptions for the awards made during the three and six months ended July 5, 2009 and June 29, 2008 are as follows:

	Three Months Ended		Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008

Expected volatility	—	43.00%	47.41%	43.00%
Risk free interest rate	—	2.94%	1.55%	2.94%
Expected term	—	3.75 years	3.75 years	3.75 years
Vesting period	—	4 years	4 years	4 years
Term	—	5 years	5 years	5 years
Dividend yield	—	0%	0%	0%
Weighted average fair value	—	$3.72	$1.23	$3.72

The Company did not award any stock options or restricted stock during the three months ended July 5, 2009.

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock.  21,587 shares were purchased under the ESPP during the quarter ended July 5, 2009.  As of July 5, 2009 there were 579,900 shares available for future offerings.

NOTE I - RELATED PARTY TRANSACTIONS

Long-term debt, officers

The Company is indebted to its CEO for a note payable with a balance of $3,000 at July 5, 2009 and December 31, 2008 (See Note F, Senior Credit Facility and Note G, Debt). Interest is payable monthly at prime plus 1%, through April 13, 2009 and 5% or prime plus 1%, whichever is greater, beginning April 14, 2009.  On April 14, 2009, the note was amended in relation to the Wells Fargo senior credit facility waiver and amendment to defer payment of interest and principal on the note (see Note F, Senior Credit Facility).  Interest on the note continues to accrue monthly.  Under the terms of the note, principal payments are due monthly in the amount of $50 beginning February 1, 2010.  However, the Company’s CEO signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibits principal and interest payments on this note as long as there is an outstanding balance on the senior credit facility.  Interest expense on the note was $36 and $31 for the three months and $69 and $72 for the six months ended July 5, 2009 and June 29, 2008.  This note also includes a conversion option whereby outstanding principal and accrued interest under the note may be converted to common stock at a price of $2.50 per share at any time at the election of the Company’s CEO.

The Company is indebted to the former members of 3-D, one of whom is President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at July 5, 2009 and December 31, 2008 (see Note F, Senior Credit Facility and Note G, Debt). Interest is payable monthly at prime.  Interest expense on the note was $17 and $27 for the three months and $33 and $63 for the six months ended July 5, 2009 and June 29, 2008. The note matures on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $71 and $83 for the three months and $151 and $167 for the six months ended July 5, 2009 and June 29, 2008.  The lease on the Mobile, Alabama facility expired in the first quarter of 2009 and was not renewed.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $39 for the three months and $78 for the six months ended July 5, 2009 and June 29, 2008.

The Company leases a facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 for the three months and $45 for the six months ended July 5, 2009 and June 29, 2008.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 for the three months and $270 for the six months ended July 5, 2009 and June 29, 2008.

NOTE J - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At July 5, 2009 and December 31, 2008, approximately 11% and 9% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 22% and 17%, respectively, of gross receivables were due from entities in the railroad industry. One customer, of the Construction and Engineering Services segment, accounted for approximately 11% of gross accounts receivable at July 5, 2009.  Additionally, one customer, of the Construction and Engineering Services segment, accounted for approximately 13% of gross accounts receivable at December 31, 2008.  No single customer accounted for more than 10% of sales for the three and six months ended July 5, 2009 and June 29, 2008.

NOTE K - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At July 5, 2009 and December 31, 2008, approximately 33% and 26%, respectively, of the Company’s employees were covered by collective bargaining agreements.

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

Debt

The fair value of debt is based on the estimated future cash flows discounted at terms at which the Company estimated it could borrow such funds from unrelated parties.  The fair value of debt differs from the carrying amount at July 5, 2009 due to favorable interest terms on debt with its Chief Executive Officer and stockholders.  At July 5, 2009, the aggregate fair value of debt with an aggregate carrying value of $14,815, is estimated at $15,768.  At December 31, 2008, the aggregate fair value of debt, with an aggregate carrying value of $16,670, is estimated at $16,670.

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

NOTE M – SEGMENT INFORMATION (CONTINUED)

The Company evaluates the performance of its business segments based on net income or loss. Corporate administrative and support services for the Company are not allocated to the segments but are presented separately.

Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended July 5, 2009 and June 29, 2008 is shown in the following tables:

2009	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Three Months Ended July 5, 2009 Consolidated

External revenue:
Product sales	$650	$-	$1,873	$-	$-	$2,523
Service revenue	6,300	8,565	2,037	-	-	16,902
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	59	11	-	-	(70)	-
Depreciation Included in Cost of Revenues	404	22	149	-	-	575
Gross profit	665	624	197	-	-	1,486
Other depreciation & amortization	107	9	114	56	-	286
Interest expense	67	-	3	157	-	227
Net income (loss)	(922)	89	(672)	(1,313)	-	(2,818)
Total assets	33,138	12,164	21,262	888	-	67,452
Capital expenditures	5	19	251	4	-	279

2008	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Three Months Ended June 29, 2008 Consolidated

External revenue:
Product sales	$2,727	$-	$3,672	$-	$-	$6,399
Service revenue	11,163	9,164	3,838	-	-	24,165
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	1,016	37	381	-	(1,434)	-
Depreciation Included in Cost of Revenues	297	22	106	-	-	425
Gross profit	2,824	1,339	906	-	-	5,069
Other depreciation & amortization	149	5	186	13	-	353
Interest expense	84	-	4	99	-	187
Net income (loss)	856	950	178	(1,374)	-	610
Total assets	39,282	11,114	23,011	480	-	73,887
Capital expenditures	111	9	475	275	-	870

2009	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Six Months Ended July 5, 2009 Consolidated

External revenue:
Product sales	$2,248	$-	$5,490	$-	$-	$7,738
Service revenue	14,961	15,344	4,787	-	-	35,092
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	81	46	-	-	(127)	-
Depreciation Included in Cost of Revenues	714	41	284	-	-	1,039
Gross profit	1,341	1,045	769	-	-	3,155
Other depreciation & amortization	228	14	227	66	-	535
Interest expense	137	-	9	344	-	490
Net income (loss)	(2,503)	(96)	(992)	(2,933)	-	(6,524)
Total assets	33,138	12,164	21,262	888	-	67,452
Capital expenditures	69	110	260	16	-	455

2008	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Six Months Ended June 29, 2008 Consolidated

External revenue:
Product sales	$5,067	$-	$7,553	$-	$-	$12,620
Service revenue	24,219	16,679	6,766	-	-	47,664
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	1,016	50	381	-	(1,447)	-
Depreciation Included in Cost of Revenues	585	43	256	-	-	884
Gross profit	6,207	2,092	1,512	-	-	9,811
Other depreciation & amortization	294	10	202	21	-	527
Interest expense	198	-	25	272	-	495
Net income (loss)	2,327	1,333	137	(2,731)	-	1,066
Total assets	39,282	11,114	23,011	480	-	73,887
Capital expenditures	216	10	637	325	-	1,188

NOTE N - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	July 5, 2009	June 29, 2008

Conversion of subordinated debentures	$-	$3,234

Issuance of restricted stock	$5	$102

Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	$-	$2,549

Issuance of common stock in conjunction with acquisition	$-	$3,500

Cashless exercise of warrants	$-	$16

Equipment acquired through capital lease obligation	$70	$-

NOTE O – SUBSEQUENT EVENTS

The Company has evaluated the period subsequent to July 5, 2009 and through August 19, 2009, the date the financial statements were filed with the SEC, for events that did not exist at the balance sheet date, but arose after that date.

Amendment to senior credit facility

On July 22, 2009, the Company and Wells Fargo executed a second Fourth Amendment to the Credit Agreement (the “second Fourth Amendment”).  The second Fourth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings
•
Adjusted the interest rate on the revolving credit line and term notes (defined in the Credit Agreement as the “LIBOR Advance Rate”) to the Daily Three Month LIBOR (0.56% at July 5, 2009) plus 8.25%, effective June 1, 2009

•	Lowered the amount of the minimum EBITDA that the Company is required to achieve in future periods
•	Requires the Company to raise $2 million in additional capital by August 31, 2009 through subordinated debt, asset sales or additional cash equity
•	Lowered eligible progress accounts advance rates by $50 per week commencing August 3, 2009.
•	Lowered the special accounts advanced rate to 35% effective July 22, 2009 further reducing it to 30% effective August 31, 2009 or such lesser rate the lender may determine
•	Added conditions regarding marketing assets, the validation of the Company’s cash flow forecast, and future financial projections

In connection with the second Fourth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $50, payable on the date of execution of the second Fourth Amendment.

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

Recent Developments

On July 22, 2009, the Company and Wells Fargo executed a second Fourth Amendment to the Credit Agreement (the “second Fourth Amendment”).  The second Fourth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings
•
Adjusted the interest rate on the revolving credit line and term notes (defined in the Credit Agreement as the “LIBOR Advance Rate”) to the Daily Three Month LIBOR (0.56% at July 5, 2009) plus 8.25%, effective June 1, 2009

•	Lowered the amount of the minimum EBITDA that the Company is required to achieve in future periods
•	Requires the Company to raise $2 million in additional capital by August 31, 2009 through subordinated debt, asset sales or additional cash equity
•	Lowered eligible progress accounts advance rates by $50 per week commencing August 3, 2009.
•	Lowered the special accounts advanced rate to 35% effective July 22, 2009 further reducing it to 30% effective August 31, 2009 or such lesser rate the lender may determine
•	Added conditions regarding marketing assets, the validation of the Company’s cash flow forecast and future financial projections

In connection with the second Fourth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $50,000, payable on the date of execution of the second Fourth Amendment.

If we fail to comply with the covenants under the second Fourth Amendment, there can be no assurance that Wells Fargo will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full.  Further, if current unfavorable credit market conditions were to persist throughout the remainder of 2009, there can be no assurance that we will be able to refinance any or all of this indebtedness.

While we explore asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

Beginning in October 2008 and continuing throughout the first half of 2009, the Industrial Services and Rail Services segments have experienced a decline in backlog and revenues driven by the downturn in the current US economy.

We initiated a number of actions beginning in the fourth quarter of 2008 to mitigate the impact on the Company of the unprecedented deterioration of market conditions.  These actions have produced the following outcomes:

•
The elimination of approximately 200 positions or approximately 27% of our work force has reduced our payroll expense by almost 20% from the fourth quarter of 2008 to the second quarter of 2009.  Our 2009 second quarter payroll expense is approximately 6% less than our 2009 first quarter payroll expense.

•
Our investment in the start up of the Construction and Engineering’s Traffic Division has lead to new backlog of approximately $8.1 million and the division has begun to deliver positive contributions beginning with June 2009.

•	Our cost cutting initiatives in the Industrial Services segment lead to a 2.1% improvement in the segment’s results in the second quarter of 2009 compared to the first quarter of 2009.

We are continuing to assess the strategic fit of our various businesses and are considering additional divestitures where businesses do not align with our long-term vision.  We will explore a number of strategic alternatives for under-performing or non-strategic businesses including possible divestures.  We generally announce publicly divesture and acquisition transactions only when we have entered into definitive agreements relative to those transactions.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the three and six months ended July 5, 2009 and June 29, 2008 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, Ideal Consolidated, Inc.,  HK Engine Components, LLC, American Motive Power, Inc. (“AMP”) and Magnetech Power Services LLC.  All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency Translation.  The assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, except for non-monetary assets and liabilities, which are translated using the historical exchange rate. Income and expense accounts are translated into U.S. dollars at the year-to-date average rate of exchange, except for expenses related to those balance sheet accounts that are translated using historical exchange rates.  The impact of foreign currency translation on the Company’s financial statements was not material for the three and six months ended July 5, 2009.

Segment information.  We report segment information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Goodwill and Intangibles.  We account for goodwill and other intangible assets in accordance with FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter.  We test goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process.  The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Reporting units are determined based on our operating segments.  The AMP, MIS, and Ideal operating segments, which were also determined to be reporting units under SFAS 142, contain goodwill and are thus tested for impairment.  We re-evaluate our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing.  The fair value of our reporting units is determined based upon management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, a technical library, and non-compete agreements were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 1 to 20 years.  Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets (See Note E, Goodwill and Other Intangible Assets).

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing and revolving notes over the term of the financing, which is three years.   Modifications related to the Company’s revolving note and term notes are accounted for under the provisions of EITF 98-14 “Debtors Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” and EITF 96-19 “Debtors Accounting for a Modification or Change of Debt Instruments”.

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

New Accounting Standards.

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.   The Codification did not change GAAP, but reorganizes the literature.  SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The Company will apply the Codification beginning with its third quarter ending October 4, 2009, and does not expect SFAS No. 168 to have material impact on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 amends certain requirements of FASB Interpretation 46 (revised December 2003), Consolidation of Variable Interest Entities, to change the process for how an enterprise determines which party consolidates a variable interest entity (“VIE”) to a primary qualitative analysis.  SFAS No. 167 defines the party that consolidates the VIE as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.  Upon adoption of SFAS No. 167, reporting entities must reconsider their conclusions on whether an entity should be consolidated and, should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings.  SFAS No. 167 is effective for reporting periods beginning after November 15, 2009.  The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on its consolidated financial statements.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”).  SFAS No. 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset.  The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS No. 166.  SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

SFAS No. 165

In June 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 by the Company in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”), which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 by the Company in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  (“FSP  FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 requires fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion no. 28-1, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 by the Company in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended July 5, 2009 Compared to Three Months Ended June 29, 2008

Revenues. Total revenues decreased by $11.2 million or 36% to $19.4 million for the three months ended July 5, 2009 from $30.6 million for the three months ended June 29, 2008. The decrease in revenues resulted from decreases in the Industrial Services (“IS”) segment revenue of $6.9 million or 50%, the Construction and Engineering Services (“CES”) segment revenues of $.6 million or 7%, and the Rail Services (“RS”) segment revenue of $3.6 million or 48%.

The decline in revenue is generally related to the ongoing challenging global economic conditions as well as our continuing liquidity pressures (see liquidity and capital resources section below).   Specifically, the decrease in IS segment revenue resulted from decline in the steel industry and the decrease in RS segment revenue resulted from the decline in the railroad industry.

Gross Profit. Total gross profit for the three months ended July 5, 2009 was $1.5 million or 7.6% of total revenues compared to $5.1 million or 16.6% of total revenues for the three months ended June 29, 2008.  The decrease of $3.6 million or 71% was due to decreased consolidated revenues and the company’s level of fixed costs.  Gross profit on IS segment revenue declined 77%, due mainly to unabsorbed overhead costs.   Gross profit on CES revenue declined 53%, due to cost overruns on certain large electrical contracts.  Gross profit on RS segment revenue declined 78% due to unabsorbed overhead costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.2 million for the three months ended July 5, 2009 compared to $4.1 million for the three months ended June 29, 2008.  Costs have been reduced during 2009; however, the reductions have been offset by a non recurring charge for AMP NY booked in the quarter ended June 29, 2009 and operations that didn’t exist during the three months ended June 29, 2008 (AMP Montreal and the Traffic division of Martell Electric, LLC).

Interest Expense and Other Income.  Interest expense and other income did not significantly change from the three months ended June 29, 2008 to the three months ended July 5, 2009.

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

Net Income. Net loss for the three months ended July 5, 2009 was $2.8 million compared to net income of $0.6 million for the three months ended June 29, 2008. The $3.4 million decrease was due to the decline in revenues and cost levels as discussed in the revenue, gross profit and selling, general, and administrative sections above.

Six Months Ended July 5, 2009 Compared to Six Months Ended June 29, 2008

Revenues. Total revenues decreased by $17.5 million or 29% to $42.8 million for the six months ended July 5, 2009 from $60.3 million for the six months ended June 29, 2008. The decrease in revenues resulted from decreases in the Industrial Services (“IS”) segment revenue of $12.1 million or 41%, the Construction and Engineering Services (“CES”) segment revenues of $1.3 million or 8%, and the Rail Services (“RS”) segment revenue of $4 million or 28%.

The decline in revenue is generally related to the ongoing challenging global economic conditions as well as our continuing liquidity pressures (see liquidity and capital resources section below).   Specifically, the decrease in IS segment revenue resulted from decline in the steel industry and the decrease in RS segment revenue resulted from the decline in the railroad industry.

Gross Profit. Total gross profit in the six months ended July 5, 2009 was $3.2 million or 7.4% of total revenues compared to $9.8 million or 16.3% of total revenues in the six months ended June 29, 2008.  The decrease of $6.6 million or 67.8% was due to decreased consolidated revenues and the level of fixed costs.  Gross profit on IS segment revenue declined 78%, due mainly to unabsorbed overhead costs.   Gross profit on CES revenue declined 50%, due to cost overruns on certain larger electrical contracts.  Gross profit on RS segment revenue declined 49% due to unabsorbed overhead costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9.3 million in the six months ended July 5, 2009 compared to $8.1 million in the six months ended June 29, 2008. Costs have been reduced during the six months ended July 5, 2009; however, the reductions have been offset by fees related to Wells Fargo, a non recurring fee for AMP NY and operations that didn’t exist during the six months ended June 29, 2008 (AMP Montreal and the Traffic division of Martell Electric, LLC).

Interest Expense and Other Income.  Interest expense and other income did not significantly change from the six months ended June 29, 2008 to the six months ended July 5, 2009.

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

Net Income. Net loss in the six months ended July 5, 2009 was $6.5 million compared to net income of $1.1 million in the six months ended June 29, 2008. The $7.6 million decrease was due to the decline in revenues and cost levels as discussed in the revenue, gross profit and selling, general, and administrative sections above.

Liquidity and Capital Resources

At July 5, 2009, we had approximately $9.4 million of working capital.  Working capital decreased approximately $5.7 million from approximately $15.1 million at December 31, 2008. The decrease in working capital was due mainly to the decrease in accounts receivable, which also resulted in a reduction in the availability of our revolving credit line.  The revolving credit line is an asset-based lending agreement with the availability driven by our accounts receivable balance.  The decrease in accounts receivable resulted mainly from the decline in revenue.

Net cash provided by operating activities was $2.5 million for the six months ended July 5, 2009 and net cash used by operations was $0.2 million for the six months ended June 29, 2008.  For the six months ended July 5, 2009, net cash provided by operations resulted from a net loss of $6.5 million, increase in bad debt and inventory reserves of $0.4 million, depreciation and amortization of $1.7 million, decrease in accounts receivable and inventories of $9.8 million, offset by a net decrease in accounts payable and accrued expenses of $2.9 million.  For the six months ended June 29, 2008, net cash provided by operations resulted from net income of $1.1 million and depreciation and amortization of $1.5 million, reduced by net increases in working capital of $2.8 million.

Cash used for investing activities of $0.4 million for the six months ended July 5, 2009 consisted of acquisitions of fixed assets.  During the six months ended June 29, 2009 we used approximately $8.3 million for investing activities, $7.2 million of which was used for our investment in AMP.  The remainder was used for acquisitions of fixed assets.

We used approximately $2 million for financing activities during the six months ended July 5, 2009, consisting primarily of repayments related to the Wells Fargo credit facility. We generated approximately $5.6 million from financing activities during the six months ended June 29, 2008, primarily from advances on the Wells Fargo credit facility.

We continue our efforts to improve our processes to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, review alternative financing sources, and extend terms with our vendors.  Certain of our trade accounts payable are extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or require cash in advance which has resulted in delays in the receipt of necessary materials and parts.  Disruptions of this nature have on occasion resulted in delayed shipments and service to our customers and may continue to result in such delays in the future.  These delays may have resulted in the loss of sales orders, and future delays may have an adverse affect on our business.

On January 14, 2008, we entered into a credit facility with Wells Fargo. The credit facility was originally  comprised of a $1.25 million real estate term note and a $13.75 million revolving note. On January 16, 2008, we borrowed $7.5 million under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of AMP.

The original maturity date of the Wells Fargo notes is January 1, 2011, at which time the notes will automatically renew for one-year periods until terminated.  The notes are secured by (1) a first priority lien on our assets; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in our subsidiaries. The term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as the Prime Rate, subject to certain minimum annual interest payments. The revolving note originally bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The term note requires monthly principal payments of $10,000, plus interest, beginning on the first day of the month following receipt of the advance. The $1.25 million real estate term note was funded in April 2008.

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

In April 2008, we amended the Wells Fargo credited facility entered into in January 2008. This first amendment revised the formula for the maximum aggregate principal amount that may be borrowed under the revolving note. Specifically, the percentage of a portion of the Company’s eligible construction related trade receivables resulting from time and material services and completed contracts was increased from 40% to 85% and the related borrowings were removed from the $2 million limitation. The amendment also provided a four year term note in the amount of $1 million, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21,000, plus interest at the bank’s prime rate beginning June 1, 2008.

In September 2008, we further amended our credit facility with Wells Fargo. The second amendment revised a financial covenant which increased the maximum amount of capital expenditures for 2008 to $2 million, no more than $1.25 million of which could be paid from our working capital. The amendment also limited the investment and loans from AMP to AMP Canada to $1 million.

During the fourth quarter of 2008, the Company signed a waiver agreement with Wells Fargo in regards to the Company’s maximum allowable capital spending for 2008.  The agreement increased the amount of allowable capital expenditures during 2008 to $2.75 million, of which no more than $2.25 million could be from working capital.  This amendment also removed the limit on investment and loans from AMP to AMP Canada included in the second amendment signed in September, 2008.

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

On April 14, 2009, the Company and Wells Fargo signed a first Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

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

In connection with the first Fourth Amendment signed on April 14, 2009, the Company agreed to pay Wells Fargo an accommodation fee equal to $100,000, payable in installments of $50,000 on the date of the execution of the first Fourth Amendment and $50,000 in June 2009.

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

On July 22, 2009, the Company and Wells Fargo executed a second Fourth Amendment to the Credit Agreement (the “second Fourth Amendment”).  The second Fourth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings
•
Adjusted the interest rate on the revolving credit line and term notes (defined in the Credit Agreement as the “LIBOR Advance Rate”) to the Daily Three Month LIBOR (0.56% at July 5, 2009) plus 8.25%, effective June 1, 2009

•	Lowered the amount of the minimum EBITDA that the Company is required to achieve in future periods
•	Requires the Company to raise $2 million in additional capital by August 31, 2009 through subordinated debt, asset sales or additional cash equity
•	Lowered eligible progress accounts advance rates by $50 per week commencing August 3, 2009.
•	Lowered the special accounts advanced rate to 35% effective July 22, 2009 further reducing it to 30% effective August 31, 2009 or such lesser rate the lender may determine
•	Added conditions regarding marketing assets, the validation of the Company’s cash flow forecast, and future financial projections

In connection with the second Fourth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $50,000, payable on the date of execution of the second Fourth Amendment.

As of July 5, 2009, we did not have any material commitments for capital expenditures.

If the Company fails to comply with the covenants under the second Fourth Amendment, there can be no assurance that Wells Fargo will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If the Company’s debt were accelerated, its assets might not be sufficient to repay its debt in full.  Further, if current unfavorable credit market conditions were to persist throughout the remainder of 2009, there can be no assurance that the Company will be able to refinance any or all of this indebtedness.

While the Company explores asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of July 5, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 5, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 5, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of July 5, 2009, we have issued 616,408 shares upon the exercise of warrants, and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.8 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 14, 2009.  At this meeting, the Company’s shareholders voted on the following five proposals:

1.	The election to the Board of Directors of the following individual to hold office for a three-year term expiring in 2012:

	Number of Votes
Director	For	Withheld	Against
John A. Martell	11,015,275	66,859	-0-

2.
The ratification of the reappointment of Asher & Company, Ltd. (“Asher”) as the independent registered public accounting firm for the Company for 2009.  The Company’s shareholders approved Asher as the independent accountants  by the following votes:

Number of Votes
For	Withheld	Against
11,067,195	10,000	4,940

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1
Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant. (incorporated by reference to Exhibit 10.56b of the registrant’s Annual Report on Form 10-K filed April 15, 2009)

10.2
Amendment to Promissory Note dated April 14, 2009 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

10.3
Second Fourth Amendment to Credit and Security Agreement dated July 22, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-k filed July 28, 2009)

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

MISCOR GROUP, LTD.

August 19,2009	By:	/s/ Michael Topa
Michael Topa
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56b of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

10.2
Amendment to Promissory Note dated April 14, 2009 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

10.3
Second Fourth Amendment to Credit and Security Agreement dated July 22, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-k filed July 28, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications