Form 10-Q
period 2009-10-04
MISCOR GROUP, LTD.
filed 2009-11-23
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 4, 2009 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2009, there were 11,801,326 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	October 4,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$–	$76
Accounts receivable, net of allowance for doubtful accounts of $943 and $864, respectively	14,388	23,549
Inventories, net	9,620	13,807
Prepaid expenses	807	738
Other current assets	3,097	3,173
Total current assets	27,912	41,343

PROPERTY AND EQUIPMENT, net	12,585	13,812

OTHER ASSETS
Deposits and other assets	199	392
Goodwill	10,466	12,966
Customer relationships, net	8,676	9,059
Other intangible assets, net	994	1,218
Total other assets	20,335	23,635

Total Assets	$60,832	$78,790

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $120 and $117, respectively	$5,151	$7,343
Current portion of long-term debt	951	487
Accounts payable	8,775	12,218
Accrued expenses and other current liabilities	5,002	6,180
Total current liabilities	19,879	26,228

LONG TERM LIABILITIES
Long-term debt	4,465	4,805
Long-term debt, Officers	4,550	5,000
Total long-term liabilities	9,015	9,805

Total liabilities	28,894	36,033

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	–	–
Common stock, no par value; 30,000,000 shares authorized; 11,804,628 and 11,748,448 shares issued and outstanding, respectively	50,920	50,859
Additional paid in capital	9,107	9,056
Accumulated deficit	(28,089)	(17,158)
Total Stockholders' equity	31,938	42,757

Total Liabilities and Stockholders' Equity	$60,832	$78,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Product Sales	$2,799	$6,150	$10,537	$18,771
Service Revenue	17,038	25,353	52,130	73,017
Total Revenues	19,837	31,503	62,667	91,788

Cost of Revenues
Cost of Product Sales	2,474	5,656	8,031	15,248
Cost of Service Revenue	15,555	20,834	49,673	61,715
Total Cost of Revenues	18,029	26,490	57,704	76,963

Gross Profit	1,808	5,013	4,963	14,825

Selling, General and Administrative Expenses	3,246	4,334	12,585	12,401
Goodwill Impairment	2,500	-	2,500	-

Income (Loss) From Operations	(3,938)	679	(10,122)	2,424

Other (Income) Expense
Interest Expense	422	198	912	693
Other (Income) Expense	46	-	(104)	(42)
	468	198	808	651

Income Before Taxes	(4,406)	481	(10,930)	1,773

Income Tax Expense	-	10	-	236

NET INCOME (LOSS)	$(4,406)	$471	$(10,930)	$1,537

Basic and Diluted Earnings (Loss) per Common Share	$(0.37)	$0.04	$(0.93)	$0.13

Weighted Average Number of Common Shares Outstanding
Basic	11,784,490	11,731,394	11,764,823	11,616,370

Diluted	11,784,490	12,988,391	11,764,823	12,915,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the Nine Months Ended
	October 4,	September 28,
	2009	2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net cash provided (utilized) by operating activities	$2,871	$(768)

INVESTING ACTIVITIES

Acquisition of business assets, net of cash acquired	-	(8,041)
Acquisition of property and equipment	(609)	(1,863)
Proceeds from disposal of property and equipment	117	143
Net cash utilized by investing activities	(492)	(9,761)

FINANCING ACTIVITIES

Payments on capital lease obligations	(71)	(39)
Short term borrowings (repayments), net	(2,165)	5,763
Borrowings of long-term debt	142	2,389
Repayments of long-term debt	(397)	(440)
Proceeds from the issuance of shares and exercise of warrants	65	94
Cash repurchase of restricted stock	(5)	-
Debt issuance costs	(24)	(45)
Net cash provided by (utilized in) financing activities	(2,455)	7,722

DECREASE IN CASH	(76)	(2,807)
Cash, beginning of period	76	2,807

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$596	$587

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and nine months ended October 4, 2009 and September 28, 2008, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included.  The results for the nine months ended October 4, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the most recent disclosure of the Company’s accounting policies.

As discussed in Note F – Senior Credit Facility, on September 16, 2009 the Company and Wells Fargo executed a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Credit Agreement to, among other things, extend until October 31, 2009 the previously agreed upon requirement for the Company to raise $2,000 in additional capital through subordinated debt, asset sales, or additional cash equity.  As of November 23, 2009, the Company has not succeeded in raising all of the $2,000 of additional capital that the Credit Agreement, as amended by the Fifth Amendment, required the Company to raise by October 31, 2009.  Wells Fargo has not declared an event of default under the Credit Agreement as a result of the failure to raise all of the additional required capital.  The Company is continuing discussions with Wells Fargo regarding an extension of the requirement to raise additional capital or other arrangements under which Wells Fargo would refrain from exercising their rights under the bank credit facilities as a result of the above-mentioned failure to raise additional capital.  While the Company is optimistic that an agreement can be reached to extend the due date of the requirement to raise additional capital, there can be no assurances that the Company will be able to obtain an extension or obtain other relief from Wells Fargo.  If Wells Fargo demands immediate repayment of the Company’s outstanding borrowings under the bank credit facilities, the Company does not currently have means to repay or refinance the amounts that would be due.  If demanded and if the Company was unable to repay or refinance the amounts due under the bank credit facilities, Wells Fargo could exercise its remedies under the bank credit facilities, including foreclosing on substantially all of the Company’s assets, which the Company pledged as collateral to secure its obligations under the bank credit facilities.  If Wells Fargo were to exercise its remedies and foreclose on the Company’s assets, there would be substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company is a going concern and do not reflect any adjustments that may arise from this uncertainty.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.   Deferred compensation was reclassified to Additional paid in capital on the condensed consolidated balance sheets.  This reclassification had no effect on the Company’s consolidated statements of operations or cash flows.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued new accounting guidance on fair value measurements.  The new guidance impacts certain aspects of fair value measurement and related disclosures.  The new guidance was effective beginning in the second quarter of 2009.  The adoption of  this new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance entitled The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“ASC”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  The new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include:  (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The new guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period.  The Company is currently evaluating the impact that the adoption of this new guidance may have on its consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This new accounting guidance was effective for interim and annual periods after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009. The Company is currently evaluating the impact that the adoption of ASU 2009-05 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

NOTE C - EARNINGS (LOSS) PER SHARE

For the three and nine months ended October 4, 2009, 1,200,000 potential shares of common stock related to convertible subordinated debt securities were excluded from the computation of diluted loss per share because the impact would have been anti-dilutive.  In addition, the Company’s common stock equivalents, consisting of warrants to purchase 310,254 shares of common stock and options to purchase 52,700 shares of common stock issued to employees under the 2005 Stock Option Plan, were excluded from the computation of diluted loss per share because the warrants’ and options’ exercise prices were greater than the average market price of the common shares during the three and nine months ended October 4, 2009, or the effect of including the warrants and options would have been anti-dilutive.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008

Net income/(loss) available for common stockholders used in basic earnings per share	$(4,406)	$471	$(10,930)	$1,537

Interest on convertible debt	-	30	-	102

Net income/(loss) available for common stockholders after assumed conversion of diluted securities	$(4,406)	$501	(10,930)	$1,639

Weighted average outstanding shares of common stock	11,784,490	11,731,394	11,764,823	11,616,370

Dilutive effect of stock options and warrants	-	56,997	-	99,240

Dilutive effect of convertible debt	-	1,200,000	-	1,200,000

Weighted average outstanding shares of common stock and common stock equivalents	11,784,490	12,988,391	11,764,823	12,915,610

Earnings/(loss) per share:

Basic	$(0.37)	$0.04	(0.93)	$0.13

Diluted	$(0.37)	$0.04	(0.93)	$0.13

NOTE D - INVENTORY

Inventory consists of the following:

	October 4,	December 31,
	2009	2008

Raw materials	$5,646	$6,738
Work-in-process	2,882	5,221
Finished goods	2,319	2,964
	$10,847	$14,923
Less: allowance for slow moving and obsolete inventories	(1,227)	(1,116)
	$9,620	$13,807

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is assigned to reporting units within the company based on the operating and economic characteristics and the management of the various operating segments and components within those operating segments.

The amounts assigned to the various reporting units within the company are as follows:

	Magnetech Industrial Services	American Motive Power	Ideal Consolidated	Total

Balances as of January 1, 2008	$7,370	$-	$633	$8,003
Goodwill Acquired During the Year	461	5,377	-	5,838
Settlements and Adjustments	-	-	12	12
Impairment Charge	-	(887)	-	(887)
Balances as of December 31, 2008	7,831	4,490	645	12,966

Impairment Charge	-	(2,500)	-	(2,500)
Balances as of October 4, 2009	$7,831	$1,990	$645	$10,466

The Company evaluates its goodwill for impairment by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the third quarter of 2009 the Company performed an interim evaluation of the goodwill of its American Motive Power (“AMP”) and Magnetech Industrial Services (“MIS”) reporting units for impairment, due to a significant decline in revenue and operating results experienced by the two reporting units.  As a result of the completion of step one of the interim analysis and test for impairment of goodwill it was determined that goodwill related to the Company’s AMP reporting unit, a component of our Rail Services segment, was impaired.  As a result, an estimated goodwill impairment charge of $2,500 was recorded in the Company’s consolidated statement of operations for the quarter ended October 4, 2009.  This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill.  The fair value of AMP was estimated to be approximately equal to the expected selling price of AMP obtained from the completion and distribution of an offering memorandum for the sale of the Company’s rail division.  Management determined that this valuation approach provided a more refined estimate of the fair value of the AMP reporting unit as compared to a discounted cash flow model, which had been used in previous impairment tests.  The Company has not yet completed step two of its analysis, but it is anticipated that step two will be completed during the fourth quarter of 2009, at which time any required adjustments to the Company’s estimates will be recorded.  The amount of the impairment charge recognized may change as a result of the Company’s completion of step two.

The fair value of the Company’s MIS reporting unit was estimated using a discounted cash flow model.  Significant estimates and assumptions were used in preparing the discounted cash flow model.  These estimates and assumptions involve future cash flows, growth rates, and weighted average cost of capital.  The cost of capital for goodwill impairment testing for the MIS reporting unit was estimated at 15%, and included a risk premium of 8%.  The Company found that there was not impairment for its MIS reporting unit.

The Company’s Ideal Consolidated reporting unit was not tested for goodwill impairment during the third quarter of 2009 since its revenue and operating results have not changed significantly from the fourth quarter of 2008, when the Company last completed its annual test for goodwill impairment.

Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease the estimated fair values of the reporting units and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, the Company may be required to record additional impairment charges. An erosion of future business results in any of the Company’s reporting units could create impairment in goodwill or other long-lived assets and require a significant impairment charge in future periods.

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The Company has three reporting segments, the Industrial Services segment, the Construction and Engineering Services segment and the Rail Services segment.  The following table summarizes the components of goodwill by reporting segment:

	Industrial Services	Construction and Engineering Services	Rail Services	Total

Balances as of January 1, 2008	$7,370	$633	$-	$8,003
Goodwill Acquired During the Year	461	-	5,377	5,838
Settlements and Adjustments	-	12	-	12
Impairment Charge	-	-	(887)	(887)
Balances as of December 31, 2008	7,831	645	4,490	12,966

Impairment Charge	-	-	(2,500)	(2,500)
Balances as of October 4, 2009	$7,831	$645	$1,990	$10,466

Other Intangible Assets

Intangible assets consist of the following:

		October 4, 2009			December 31, 2008
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents and Trademarks	10	$4	$(3)	$1	$4	$(3)	$1
Mutual Services Agreement	1	100	(100)	-	100	(100)	-
Technical Library	20	700	(65)	635	700	(38)	662
Customer Relationships	15-20	9,592	(916)	8,676	9,592	(533)	9,059
Non-Compete Agreements	3	807	(449)	358	807	(252)	555

Total		$11,203	$(1,533)	$9,670	$11,203	$(926)	$10,277

Although the Company has a recent history of operating losses, management has determined that its other intangible assets are expected to provide adequate cash flows to demonstrate the recoverability of its reported carrying values.  As a result, no impairment charges were recognized for the nine months ended October 4, 2009 or September 28, 2008.

The estimated future amortization expense related to intangible assets for the periods subsequent to October 4, 2009 on a calendar year basis is as follows:

Years Ending December 31,

2009	$202
2010	818
2011	563
2012	546
2013	546
Thereafter	6,995

Total	$9,670

NOTE F – SENIOR CREDIT FACILITY

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility was originally comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.

On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc.  The original maturity date of the note is January 1, 2011, at which time the note will automatically renew for one-year periods until terminated.  The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $5,271 and $7,460 at October 4, 2009 and December 31, 2008.  As of October 4, 2009 and December 31, 2008 there was $395 and $1,707 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate plus 3% as a result of the default notice as described below.  Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR plus 5.25%, as a result of the Fourth Amendment to the Credit Facility as described below.  Effective June 1, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 0.28% at October 4, 2009) plus 8.25%, as a result of the second Fourth Amendment to the Credit Facility as described below.

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

The real estate term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The real estate term note requires monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. The outstanding balance under the real estate term note as of October 4, 2009 and December 31, 2008 was $990 and $1,177.  From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the banks prime rate (3.25% at December 31, 2008).  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the first Fourth Amendment to the Credit Facility as described below.  During May 2009, the company made an additional payment of $93 to reduce the outstanding principal balance of the real estate term note as a result of an appraisal of the real estate securing the note, as required by the first Fourth Amendment to the Credit Facility signed on April 14, 2009.  Effective June 1, 2009 the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.28% at October 4, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

The Company may prepay the term notes at any time, subject to certain prepayment penalties.  With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of the Company’s eligible construction related trade receivables (reduced to 35% July 22, 2009 and further reduced to 30% effective August 31 or lesser rate as determined by the lender) up to $1,750 (with such amount to be reduced by $50 per week beginning on August 3, 2009) and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $11,000 less any reserves established by Wells Fargo.

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

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate  (3.25% at December 31, 2008) beginning June 1, 2008. The outstanding balance under the equipment term note as of October 4, 2009 and December 31, 2008 was $667 and $854.  Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR  plus 5.25%, as a result of the waiver agreement as described below.  Effective June 1, 2009 the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.28% at October 4, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

As part of the financing and the related amendments, the Company paid debt issue costs of $69 and is amortizing these costs to interest expense over the remaining term of the financing.   Debt issue costs amortized to interest expense was $29 and $37 for the three and nine months ended October 4, 2009 and $4 and $11 for the three and nine months ended September 28, 2008.  Debt issue costs amortization expense  for the three months ended October 4, 2009 includes an adjustment of $21 to write off a portion of the debt issue costs due to the reduction in the borrowing base as a result of the Second Fourth amendment and the Fifth amendment to the Credit Agreement.  Net debt issue costs at October 4, 2009 and December 31, 2008 was $18 and $31.  The Company also paid fees to Wells Fargo as part of the financing and the related amendments in the amount of $346. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility.  Debt discount accreted to interest expense was $143 and $171 for the three and nine months ended October 4, 2009 and $14 and $40 for the three and nine months ended September 28, 2008.  Debt discount accretion for the three months ended October 4, 2009 includes an adjustment of $105 to write off a portion of the debt discount due to the reduction in the borrowing base as a result of the Second Fourth amendment and the Fifth amendment to the Credit Agreement.  Net debt discount at October 4, 2009 and December 31, 2008 was $120 and $117.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $153 and $392 for the three and nine months ended October 4, 2009 and $95 and $254 for the three and nine months ended September 28, 2008.

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

On March 5, 2009, the Company received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, the Company was in default of the debt service coverage ratio.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note at the Prime rate plus 3% (6.25% at December 31, 2008).  In addition, due to the covenant violation, Wells Fargo reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

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

•	Lowered the amount of the minimum EBITDA that the Company is required to achieve in future periods
•	Requires the Company to raise $2,000,000 in additional capital by August 31, 2009 through subordinated debt, asset sales or additional cash equity
•	Lowered eligible progress accounts advance rates by $50 per week commencing August 3, 2009.
•	Lowered the special accounts advanced rate to 35% effective July 22, 2009 further reducing it to 30% effective August 31, 2009 or such lesser rate the lender may determine
•	Added conditions regarding marketing assets, the validation of the Company’s cash flow forecast and future financial projections

In connection with the second Fourth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $50, payable on the date of execution of the second Fourth Amendment.

On September 16, 2009 the Company and Wells Fargo executed a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings; and
•	Extended until October 31, 2009 the previously agreed upon requirement for the Company to raise $2,000 in additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Fifth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $25, payable on the date of the execution of the Fifth Amendment.

As of November 23, 2009, the Company has not succeeded in raising all of the $2,000 of additional capital that the Credit Agreement, as amended by the Fifth Amendment, required the Company to raise by October 31, 2009.  Wells Fargo has not declared an event of default under the Credit Agreement as a result of the failure to raise all of the additional required capital.  The Company is continuing discussions with Wells Fargo regarding an extension of the requirement to raise additional capital or other arrangements under which Wells Fargo would refrain from exercising their rights under the bank credit facilities as a result of the above-mentioned failure to raise additional capital.  While the Company is optimistic that an agreement can be reached with Wells Fargo to extend the due date of the requirement to raise additional capital, there can be no assurances that the Company will be able to obtain an extension or obtain other relief from Wells Fargo.  If Wells Fargo demands immediate repayment of the Company’s outstanding borrowings under the bank credit facilities, the Company does not currently have means to repay or refinance the amounts that would be due.  If demanded, and if the Company were unable to repay or refinance the amounts due under the bank credit facilities, Wells Fargo could exercise its remedies under the bank credit facilities, including foreclosing on substantially all the Company’s assets, which the Company pledged as collateral to secure its obligations under the bank credit facilities.  If Wells Fargo were to exercise its remedies and foreclose on the Company’s assets, there would be substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company is a going concern and do not reflect any adjustments that may arise from this uncertainty.

While the Company explores asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

NOTE G - DEBT

Long-term debt

Long-term debt consists of the following:

	October 4,	December 31,
	2009	2008

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2010, plus interest at prime rate (3.25% at October 4, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$2,000	$2,000

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2010, plus interest at prime rate (3.25% at October 4, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate (3.25% at October 4, 2009 and December 31, 2008) less 1% through December 31, 2008, interest rate increased to prime plus 1% beginning on January 1, 2009 and was reset to the greater of 5% or prime plus 1% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	3,000	3,000

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime rate plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.28% at October 4, 2009) plus 8.25% beginning June 1, 2009, secured by certain real estate (see Note F, Senior Credit Facility)	990	1,177

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.28% at October 4, 2009) plus 8.25% beginning June 1, 2009, secured by inventory and substantially all machinery and equipment (see Note F, Senior Credit Facility)	667	854

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	156	173

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	-	6

Notes payable in monthly installments of $1 through April 2014, without interest, secured by certain equipment.	72	-

Capital lease obligations	1,081	1,082
	9,966	10,292
Less: current portion	951	487

	$9,015	$9,805

NOTE G - DEBT (CONTINUED)

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases.

	October 4,	December 31,
	2009	2008

Machinery & equipment	$805	$774
Vehicles & trailers	84	84
Computer equipment & software	240	240
Furniture & office equipment	91	84
Less accumulated depreciation	(220)	(108)
	$1,000	$1,074

Minimum future lease payments required under capital leases for the periods subsequent to October 4, 2009 on a calendar year basis are as follows:
Years ending December 31,

2009	$52
2010	199
2011	178
2012	178
2013 and thereafter	1,056
$1,663

Less Imputed Interest	(582)

Present Value of Net Minimum Lease Payments	$1,081

Aggregate maturities of long-term debt for the periods subsequent to October 4, 2009 on a calendar year basis are as follows:

Years Ending December 31,	Amount

2009	$125
2010	5,046
2011	1,084
2012	946
2013	1,628
2014	754
Thereafter	383
$9,966

Following is a summary of interest expense for the three and nine months ended October 4, 2009 and September 28, 2008:

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2009	2008	2009	2008

Interest expense on principal	$250	$180	$704	$587

Amortization of debt issue costs	29	4	37	51

Amortization of debt discount - debentures and revolving notes payable	143	14	171	55

	$422	$198	$912	$693

NOTE H - STOCK BASED COMPENSATION

Equity Incentive Plans

The stock based compensation expense recognized in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008

Stock options expense	$8	$13	$32	$31
Restricted stock expense	7	18	20	37
Employee stock purchase plan expense	7	4	21	13
Total stock-based compensation expense	$22	$35	$73	$81

At October 4, 2009, the total unrecognized stock options expense and unrecognized restricted stock expense was $64 and $64, respectively, and is expected to be recognized over a weighted average period of 16 months and 12 months, respectively.

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

In accordance with our equity incentive plans, we granted the following:

	Three Months Ended		Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Stock options awarded	-	9,000	8,000	23,200
Weighted average fair value per option	$-	$3.60	$1.23	$3.67
Weighted average exercise price per option	$-	$9.99	$3.30	$10.19

Restricted stock awarded	-	4,000	1,500	15,000
Weighted average fair value per share of restricted stock	$-	$9.89	$3.30	$10.12

The fair value of the options was estimated using the Black-Scholes valuation model.  The Company recorded compensation cost based on the grant date fair value of each award of shares. The total cost of each grant will be recognized over the four year period during which the employees are required to provide services in exchange for the award - the requisite service period.  Key information and assumptions for the awards made during the three and nine months ended October 4, 2009 and September 28, 2008 are as follows:

	Three Months Ended October 4, 2009	Three Months Ended September 28, 2008	Nine Months Ended October 4, 2009	Nine Months Ended September 28, 2008

Expected volatility	-	44.48%	47.41%	43.57%
Risk free interest rate	-	3.00%	1.55%	2.96%
Expected term	-	3.75 years	3.75 years	3.75 years
Vesting period	-	4 Years	4 Years	4 Years
Term	-	5 Years	5 Years	5 Years
Dividend yield	-	0%	0%	0%
Weighted average fair value	$ -	$3.60	$1.23	$3.67

The Company did not award any stock options or restricted stock during the three months ended October 4, 2009.

NOTE H - STOCK BASED COMPENSATION (CONTINUED)

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock.  21,033 shares were purchased under the ESPP during the quarter ended October 4, 2009.  As of October 4, 2009 there were 558,867 shares available for future offerings.

On October 1, 2009 the Company indefinitely suspended its Employee Stock Purchase Plan.

NOTE I - RELATED PARTY TRANSACTIONS

Long-term debt, officers

The Company is indebted to its CEO for a note payable with a balance of $3,000 at October 4, 2009 and December 31, 2008 (See Note F, Senior Credit Facility and Note G, Debt). Interest is payable monthly at prime plus 1%, through April 13, 2009 and 5% or prime plus 1%, whichever is greater, beginning April 14, 2009.  On April 14, 2009, the note was amended in relation to the Wells Fargo senior credit facility waiver and amendment to defer payment of interest and principal on the note (see Note F, Senior Credit Facility).  Interest on the note continues to accrue monthly.  Under the terms of the note, principal payments are due monthly in the amount of $50 beginning February 1, 2010.  However, the Company’s CEO signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibits principal and interest payments on this note as long as there is an outstanding balance on the senior credit facility.  Interest expense on the note was $38 and $30 for the three months and $107 and $102 for the nine months ended October 4, 2009 and September 28, 2008.  This note also includes a conversion option whereby outstanding principal and accrued interest under the note may be converted to common stock at a price of $2.50 per share at any time at the election of the Company’s CEO.

 The Company is indebted to the former members of 3-D, one of whom is President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at October 4, 2009 and December 31, 2008 (see Note F, Senior Credit Facility and Note G, Debt). Interest is payable monthly at prime.  Interest expense on the note was $11 and $26 for the three months and $44 and $89 for the nine months ended October 4, 2009 and September 28, 2008. The note matures on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; Mobile, Alabama; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $71 and $83 for the three months and $222 and $250 for the nine months ended October 4, 2009 and September 28, 2008.  The lease on the Mobile, Alabama facility expired in the first quarter of 2009 and was not renewed.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $39 for the three months and $117 for the nine months ended October 4, 2009 and September 28, 2008.

The Company leases a facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was $22 for the three months and $67 for the nine months ended October 4, 2009 and September 28, 2008.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 for the three months and $405 for the nine months ended October 4, 2009 and September 28, 2008.

NOTE J - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At October 4, 2009 and December 31, 2008, approximately 10% and 9% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and approximately 24% and 17%, respectively, of gross receivables were due from entities in the railroad industry. One customer, of the Construction and Engineering Services segment, accounted for approximately 13% of gross accounts receivable at October 4, 2009.  Additionally, one customer, of the Construction and Engineering Services segment, accounted for approximately 13% of gross accounts receivable at December 31, 2008.  No single customer accounted for more than 10% of sales for the three and nine months ended October 4, 2009 and September 28, 2008.

NOTE K - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At October 4, 2009 and December 31, 2008, approximately 33% and 26%, respectively, of the Company’s employees were covered by collective bargaining agreements.

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

Debt

The fair value of debt is based on the estimated future cash flows discounted at terms at which the Company estimated it could borrow such funds from unrelated parties.  The fair value of debt differs from the carrying amount at October 4, 2009 due to favorable interest terms on debt with its Chief Executive Officer and stockholders.  At October 4, 2009, the aggregate fair value of debt with an aggregate carrying value of $14,036, is estimated at $14,846.  At December 31, 2008, the aggregate fair value of debt, with an aggregate carrying value of $16,670, is estimated at $16,670.

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

Summarized financial information concerning the Company’s reportable segments as of and for the three and nine months ended October 4, 2009 and September 28, 2008 is shown in the following tables:

		Construction				Three Months Ended
		& Engineering			Intersegment	October 4, 2009
2009	Services	Services	Rail Services	Corporate	Eliminations	Consolidated

External revenue:
Product sales	$963	$-	$1,836	$-	$-	$2,799
Service revenue	6,589	8,948	1,501	-	-	17,038
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	19	32	2	-	(53)	-
Depreciation Included in Cost of Revenues	302	26	152	-	-	480
Gross profit	631	1,193	(16)	-	-	1,808
Other depreciation & amortization	108	7	113	33	-	261
Interest expense	54	-	4	364	-	422
Net income (loss)	(770)	686	(3,059)	(1,263)	-	(4,406)
Total assets	33,036	9,694	17,373	729	-	60,832
Capital expenditures	21	109	20	-		150

2008	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Three Months Ended September 28, 2008 Consolidated

External revenue:
Product sales	$3,302	$-	$2,848	$-	$-	$6,150
Service revenue	11,534	9,331	4,488	-	-	25,353
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	468	15	534	-	(1,017)	-
Depreciation Included in Cost of Revenues	289	21	153	-	-	463
Gross profit	3,023	1,378	612	-	-	5,013
Other depreciation & amortization	151	6	110	14	-	281
Interest expense	82	-	3	113	-	198
Net income (loss)	1,114	1,031	(329)	(1,345)	-	471
Total assets	41,657	12,086	23,656	1,138	-	78,537
Capital expenditures	58	9	520	88	-	675

NOTE M – SEGMENT INFORMATION (CONTINUED)

2009	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Nine Months Ended October 4, 2009 Consolidated

External revenue:
Product sales	$3,211	$-	$7,326	$-	$-	$10,537
Service revenue	21,551	24,292	6,287	-	-	52,130
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	100	78	2	-	(180)	-
Depreciation Included in Cost of Revenues	1,016	66	437	-	-	1,519
Gross profit	1,972	2,239	752	-	-	4,963
Other depreciation & amortization	336	21	341	99	-	797
Interest expense	191	-	13	708	-	912
Net income (loss)	(3,273)	590	(4,051)	(4,196)	-	(10,930)
Total assets	33,036	9,694	17,373	729	-	60,832
Capital expenditures	93	219	280	17		609

2008	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Nine Months Ended September 28, 2008 Consolidated

External revenue:
Product sales	$8,370	$-	$10,401	$-	$-	$18,771
Service revenue	35,752	26,011	11,254	-	-	73,017
Intersegment revenue:
Product sales	-	-	-	-	-	-
Service revenue	1,483	65	916	-	(2,464)	-
Depreciation Included in Cost of Revenues	874	64	409	-	-	1,347
Gross profit	9,232	3,469	2,124	-	-	14,825
Other depreciation & amortization	444	16	313	35	-	808
Interest expense	280	-	28	385	-	693
Net income (loss)	3,441	2,364	(192)	(4,076)	-	1,537
Total assets	41,657	12,086	23,656	1,138	-	78,537
Capital expenditures	274	19	1,297	412	-	2,002

NOTE N - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended
	October 4,	September 28,
	2009	2008

Conversion of subordinated debentures	$-	$3,234

Issuance of restricted stock	$5	$152

Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	$-	$2,549

Issuance of common stock in conjunction with acquisition	$-	$3,500

Cashless exercise of warrants	$-	$16

Equipment acquired through capital lease obligation	$146	$864

NOTE O – SUBSEQUENT EVENTS

The Company has evaluated the period subsequent to October 4, 2009 and through November 23, 2009, the date the financial statements were filed with the SEC, for events that did not exist at the balance sheet date, but arose after that date.

Credit Facility

As discussed in Note F – Senior Credit Facility, on September 16, 2009 the Company and Wells Fargo executed a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Credit Agreement to, among other things, extend until October 31, 2009 the previously agreed upon requirement for the Company to raise $2,000 in additional capital through subordinated debt, asset sales, or additional cash equity.  As of November 23, 2009, the Company has not succeeded in raising all of the $2,000 of additional capital that the Credit Agreement, as amended by the Fifth Amendment, required the Company to raise by October 31, 2009.  Wells Fargo has not declared an event of default under the Credit Agreement as a result of the failure to raise all of the additional required capital.  The Company is continuing discussions with Wells Fargo regarding an extension of the requirement to raise additional capital or other arrangements under which Wells Fargo would refrain from exercising their rights under the bank credit facilities as a result of the above-mentioned failure to raise additional capital.  While the Company is optimistic that an agreement can be reached to extend the due date of the requirement to raise additional capital, there can be no assurances that the Company will be able to obtain an extension or obtain other relief from Wells Fargo.  If Wells Fargo demands immediate repayment of the Company’s outstanding borrowings under the bank credit facilities, the Company does not currently have means to repay or refinance the amounts that would be due.  If demanded and if the Company was unable to repay or refinance the amounts due under the bank credit facilities, Wells Fargo could exercise its remedies under the bank credit facilities, including foreclosing on substantially all the Company’s assets, which the Company pledged as collateral to secure its obligations under the bank credit facilities.  If Wells Fargo were to exercise its remedies and foreclose on the Company’s assets, there would be substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming the Company is a going concern and do not reflect any adjustments that may arise from this uncertainty.

NOTE O – SUBSEQUENT EVENTS (CONTINUED)

Discontinued Operations

In November 2009 the Company formulated a plan to sell its AMP Rail Services Canada, ULC (“AMP Canada”) subsidiary in order to raise additional operating capital.  The Company is currently in negotiations to sell AMP Canada, and expects the sale to be completed during the fourth quarter of 2009.  The carrying amount of the major classes of AMP Canada are shown below.

	October 4, 2009	December 31, 2008

Accounts receivable	$1,022	$308
Inventory	187	116
Property, plant and equipment (net of accumulated depreciation of $113 and $21)	485	655
Deposits and other assets	1,468	1,171
Assets of discontinued operations	$3,162	$2,250

Accounts payable	$834	$576
Accrued expenses and other current liabilities	267	231
Other long term liabilities	-	21
Liabilities of discontinued operations	$1,101	$828

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

Recent Developments

On September 16, 2009, the Company and Wells Fargo executed a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amends the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base,” resulting in lower available borrowings; and
•	Extended until October 31, 2009, the requirement to raise $2,000,000 of additional capital through subordinated debt or equity contributions.

Under the Fifth Amendment, we agreed to pay Wells Fargo an accommodation fee equal to $25,000, payable on the date of execution of the Fifth Amendment.

As of November 23, 2009, we have not succeeded in raising all of the $2,000,000 of additional capital that the Credit Agreement, as amended by the Fifth Amendment, required us to raise by October 31, 2009.  Wells Fargo has not declared an event of default under the Credit Agreement as a result of the failure to raise all of the additional required capital.  We are continuing discussions with Wells Fargo regarding an extension of the requirement to raise additional capital or other arrangements under which Wells Fargo would refrain from exercising their rights under the bank credit facilities as a result of the above-mentioned failure to raise additional capital.  While we are optimistic that an agreement can be reached with Wells Fargo to extend the due date of the requirement to raise additional capital, there can be no assurances that we will be able to obtain an extension or obtain other relief from Wells Fargo.  If Wells Fargo demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, Wells Fargo could exercise its remedies under the bank credit facilities, including foreclosing on substantially all of our assets, which we pledged as collateral to secure its obligations under the bank credit facilities.  If Wells Fargo were to exercise its remedies and foreclose on our assets, there would be substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements acompanying this quarterly report on Form 10-Q have been prepared assuming the Company is a going concern and do not reflect any adjustments that may arise from this uncertainty.

While we explore asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

Revenues in the quarter were consistent with the prior quarter, with modest improvement realized in our Construction and Engineering Segment.   Initiatives undertaken to mitigate the impact on the Company of the unprecedented deterioration of market conditions realized improved margins and improvement in operating cash flow.   Indirect expenses and SG&A were reduced, not at the same rate as the decline in revenue.  Improving operating results is imperative to realizing needed cash flow.  Working capital management mitigated liquidity pressures  with improved collections of accounts receivable and reductions in inventory.  Wells Fargo imposed reductions in advance rates and line limits reduces the Company’s ability to meet supplier payment commitments.  Supplier payment requirements cannot always be met directly impacting sales and gross margins.

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

On November 23, 2009, the Company received a notice from the Financial Industry Regulatory Authority ("FINRA") stating that the Company is not current in its SEC reporting obligations because it did not file its Current Report on Form 10-Q for the third quarter of 2009 by the prescribed due date.  The notice also stated that, as a result of that failure, under NASD Rule 6530 the securities of the Company will not be eligible for quotation on the OTC Bulletin Board unless the delinquent filing is received by the SEC by December 18, 2009.  The notice further stated that because of the delinquency, a fifth character "E" was appended to the Company's trading symbol.  The Company believes, however, that because it timely filed with the SEC a Form 12b-25, Notification of Late Filing, with regard to its third quarter Form 10-Q, the Company is current in its SEC reporting obligations. The Company advised the FINRA staff to that effect and requested the staff to remove the fifth character "E" from its trading symbol.  In any event, the Company believes this matter should be resolved with the filing of this Current Report on Form 10-Q on November 23, 2009 with the SEC.

 Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the three and nine months ended October 4, 2009 and September 28, 2008 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, Ideal Consolidated, Inc.,  HK Engine Components, LLC, American Motive Power, Inc. (“AMP”) and Magnetech Power Services LLC.  All significant intercompany balances and transactions have been eliminated.

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

Earnings per share.  We account for earnings (loss) per common share with a dual presentation of basic and diluted earnings (loss) per common share.  Basic earnings (loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per common share is computed assuming the conversion of common stock equivalents, when dilutive.

Foreign Currency Translation.  The assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, except for non-monetary assets and liabilities, which are translated using the historical exchange rate. Income and expense accounts are translated into U.S. dollars at the year-to-date average rate of exchange, except for expenses related to those balance sheet accounts that are translated using historical exchange rates.  The impact of foreign currency translation on the Company’s financial statements was not material for the three and nine months ended October 4, 2009 and September 28, 2008.

Segment information.  We report our results using three segments.

Goodwill and Intangibles.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter.  We test goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process.  The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Reporting units are determined based on our operating segments.  The AMP, MIS, and Ideal operating segments, which were also determined to be reporting units, contain goodwill and are thus tested for impairment.  We re-evaluate our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing.  The fair value of our reporting units is determined based upon management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

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

Debt issue costs. We capitalize and amortize costs incurred to secure senior debt financing and revolving notes over the term of the financing, which is three years.   If modifications related to the Company’s revolving note and term notes are made, then the appropriate changes are made to the related debt issue costs.

 Advertising costs.  Advertising costs consist mainly of product advertisements and announcements published in trade publications, and are expensed when incurred.

Warranty costs. We warrant workmanship after the sale of our products. We record an accrual for warranty costs based upon the historical level of warranty claims and our management’s estimates of future costs.

 Stock-based compensation.  The cost of all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. Unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the initial adoption are recognized in the financial statements over the remaining requisite service period.

 The amount of compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value.

 Results of Operations

Three Months Ended October 4, 2009 Compared to Three Months Ended September 28, 2008

Revenues. Total revenues decreased by $11.7 million or 37% to $19.8 million for the three months ended October 4, 2009 from $31.5 million for the three months ended September 28, 2008. The decrease in revenues resulted from decreases in the Industrial Services (“IS”) segment revenue of $7.3 million or 50%, the Construction and Engineering Services (“CES”) segment revenues of $.4 million or 4%, and the Rail Services (“RS”) segment revenue of $4.0 million or 55%.

The decline in revenue is generally related to the ongoing challenging global economic conditions as well as our continuing liquidity pressures (see liquidity and capital resources section below).   Specifically, the decrease in IS segment revenue resulted from decline in the steel industry and the decrease in RS segment revenue resulted from the decline in the railroad industry.

Gross Profit. Total gross profit for the three months ended October 4, 2009 was $1.8 million or 9.1% of total revenues compared to $5.0 million or 15.9% of total revenues for the three months ended September 28, 2008.  The decrease of $3.2 million or 64% was due to decreased consolidated revenues and the company’s level of fixed costs.  Gross profit on IS segment revenue declined 79%, due mainly to unabsorbed overhead costs.   Gross profit on CES revenue declined 13%, due to and unabsorbed overhead costs.  Gross profit on RS segment revenue declined 102% due to unabsorbed overhead costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.2 million for the three months ended October 4, 2009 compared to $4.3 million for the three months ended September 28, 2008 reflecting cost reduction efforts.

Interest Expense and Other Income.  Interest expense increased $224 from the three months ended September  28, 2008 to the three months ended October 4, 2009 due to the Wells Fargo amended interest rates.

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

Net Income. Net loss for the three months ended October 4, 2009 was $4.4 million compared to net income of $0.5 million for the three months ended September 28, 2008. The $4.9 million decrease was due to the decline in revenues and cost levels as discussed in the revenue, gross profit and selling, general, and administrative sections above, along with a goodwill impairment charge of $2.5 million, discussed in Note E to the condensed consolidated financial statements.

Nine Months Ended October 4, 2009 Compared to Nine Months Ended September 28, 2008

Revenues. Total revenues decreased by $29.1 million or 32% to $62.7 million for the nine months ended October 4, 2009 from $91.8 million for the nine months ended September 28, 2008. The decrease in revenues resulted from decreases in the Industrial Services (“IS”) segment revenue of $19.4 million or 44%, the Construction and Engineering Services (“CES”) segment revenues of $1.7 million or 7%, and the Rail Services (“RS”) segment revenue of $8.0 million or 37%.

The decline in revenue is generally related to the ongoing challenging global economic conditions as well as our continuing liquidity pressures (see liquidity and capital resources section below).   Specifically, the decrease in IS segment revenue resulted from decline in the steel industry and the decrease in RS segment revenue resulted from the decline in the railroad industry.

Gross Profit. Total gross profit in the nine months ended October 4, 2009 was $5.0 million or 7.9% of total revenues compared to $14.8 million or 16.2% of total revenues in the nine months ended September 28, 2008.  The decrease of $9.9 million or 66.7% was due to decreased consolidated revenues and the level of fixed costs.  Gross profit on IS segment revenue declined 79%, due mainly to unabsorbed overhead costs.   Gross profit on CES revenue declined 35%, due to unabsorbed overhead costs.  Gross profit on RS segment revenue declined 65% due to unabsorbed overhead costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.6 million in the nine months ended October 4, 2009 compared to $12.4 million in the nine months ended September 28, 2008. Costs have been reduced during the nine months ended October 4, 2009; however, the reductions have been offset by fees related to Wells Fargo, a non recurring fee for AMP NY and operations that didn’t exist during the nine months ended September 28, 2008 (AMP Montreal and the Traffic division of Martell Electric, LLC).

Interest Expense and Other Income.  Interest expense and other income increased from the nine months ended September 28, 2008 to the nine months ended October 4, 2009 by $0.2 million due to the Wells Fargo amended interest rates.

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

Net Income. Net loss in the nine months ended October 4, 2009 was $10.9 million compared to net income of $1.5 million in the nine months ended September 28, 2008. The $12.4 million decrease was due to the decline in revenues and cost levels as discussed in the revenue, gross profit and selling, general, and administrative sections above, as well as a goodwill impairment charge of $2.5 million discussed in Note E to the condensed consolidated financial statements.

Liquidity and Capital Resources

At October 4, 2009, we had approximately $8.0 million of working capital.  Working capital decreased approximately $7.1 million from approximately $15.1 million at December 31, 2008. The decrease in working capital was due mainly to the decrease in accounts receivable, which also resulted in a reduction in the availability of our revolving credit line.  The revolving credit line is an asset-based lending agreement with the availability driven by our accounts receivable balance.  The decrease in accounts receivable resulted mainly from the decline in revenue and improved collection efforts.

Net cash provided by operating activities was $2.9 million for the nine months ended October 4, 2009 and net cash used by operations was $0.8 million for the nine months ended September 28, 2008.  For the nine months ended October 4, 2009, net cash provided by operations resulted from a net loss of $10.9 million, increase in bad debt and inventory reserves of $0.4 million, depreciation and amortization of $4.8 million, decrease in accounts receivable and inventories of $12.7 million, offset by a net decrease in accounts payable and accrued expenses of $4.6 million.  For the nine months ended September 28, 2008, net cash utilized by operations resulted from net income of $1.5 million, increase in bad debt and inventory reserves of $0.5 million and depreciation and amortization of $2.3 million, reduced by net increases in working capital of $5.1 million.

Cash used for investing activities of $0.5 million for the nine months ended October 4, 2009 consisted of acquisitions of fixed assets offset by proceeds from disposal of fixed assets approximating $.1 million.  During the nine months ended September 28, 2008 we used approximately $9.8 million for investing activities, $8.0 million of which was used for our investment in AMP.  The remainder was used for acquisitions of fixed assets.

We used approximately $2.5 million for financing activities during the nine months ended October 4, 2009, consisting primarily of repayments related to the Wells Fargo credit facility. We generated approximately $7.7 million from financing activities during the nine months ended September 28, 2008, primarily from advances on the Wells Fargo credit facility.

We continue our efforts to improve our processes to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, review alternative financing sources, and negotiating extended terms with our vendors.  Certain of our trade accounts payable are extended beyond the terms allowed by the applicable vendors. As a result, certain vendors have placed us on credit hold or require cash in advance which has resulted in delays in the receipt of necessary materials and parts.  Disruptions of this nature have on occasion resulted in delayed shipments and service to our customers and may continue to result in such delays in the future.  These delays may have resulted in the loss of sales orders, and future delays may have an adverse affect on our business.

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

On March 5, 2009, we received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, we were in default of the debt service coverage ratio covenant.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note to the Prime rate plus 3%.  In addition, due to the covenant violation, Wells Fargo reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

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

 On September 16, 2009, the Company and Wells Fargo executed a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amends the Credit Agreement in the following respects:

• •
Revised the definition of “Borrowing Base,” resulting in lower available borrowings; and
Extended until October 31, 2009, the requirement to raise $2,000,000 of additional capital through subordinated debt or equity contributions.

Under the Fifth Amendment, we agreed to pay Wells Fargo an accommodation fee equal to $25,000, payable on the date of execution of the Fifth Amendment.

As of November 23, 2009, we have not succeeded in raising all of the $2,000,000 of additional capital that the Credit Agreement, as amended by the Fifth Amendment, required us to raise by October 31, 2009.  Wells Fargo has not declared an event of default under the Credit Agreement as a result of the failure to raise all of the additional required capital.  We are continuing discussions with Wells Fargo regarding an extension of the requirement to raise additional capital or other arrangements under which Wells Fargo would refrain from exercising their rights under the bank credit facilities as a result of the above-mentioned failure to raise additional capital.  While we are optimistic that an agreement can be reached with Wells Fargo to extend the due date of the requirement to raise additional capital, there can be no assurances that we will be able to obtain an extension or obtain other relief from Wells Fargo.  If Wells Fargo demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, Wells Fargo could exercise its remedies under the bank credit facilities, including foreclosing on substantially all of our assets, which we pledged as collateral to secure its obligations under the bank credit facilities.  If Wells Fargo were to exercise its remedies and foreclose on our assets, there would be substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements acompanying this quarterly report on Form 10-Q have been prepared assuming the Company is a going concern and do not reflect any adjustments that may arise from this uncertainty.

While the Company explores asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

As of October 4, 2009, we did not have any material commitments for capital expenditures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of October 4, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 4, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 4, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of October 4, 2009, we have issued 616,408 shares upon the exercise of warrants, and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.8 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

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

MISCOR GROUP, LTD.

November 23, 2009	By:	/s/ Michael Topa
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