Form 10-K
period 2009-12-31
MISCOR GROUP, LTD.
filed 2010-04-15
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of July 5, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,188,824. The registrant does not have any non-voting common equity securities.

As of March 25, 2010, there were 11,786,826 shares outstanding of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

- INDEX –

i

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86

Item 9A.	Controls and Procedures	86

Item 9B.	Other Information	87

ii

PART I

ITEM 1. BUSINESS

Overview

In December 2009, we announced an overall restructuring plan, which we are in the process of implementing. The plan includes the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which will align our operations with our long-term vision and allow us to focus on industrial and utility services.  Through December 2009, and prior to the divestitures we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. Through December 31, 2009 we operated in three business segments:

•
Industrial Services – Providing maintenance and repair services to several industries including electric motor repair and rebuilding; maintenance and repair of electro-mechanical components for the wind power industry; and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

•	Construction and Engineering Services – Providing a wide range of electrical and mechanical contracting services, mainly to industrial, commercial, and institutional customers.
•
Rail Services – Manufacturing and rebuilding power assemblies, engine parts, and other components related to large diesel engines and providing locomotive maintenance, remanufacturing, and repair services for the rail industry.

We began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we have expanded the nature of our operations as well as our geographic presence, which now includes additional locations in Indiana and locations in Alabama, Maryland, New York, Ohio, West Virginia, and California. In April 2004, we reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, we changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.

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

In June 2008, we established AMP Rail Services Canada, ULC (“AMP Canada”).  AMP Canada is engaged in the business of providing inspections, running repairs, overhaul and modification programs, as well as upgrades to both freight and passenger locomotives and transit cars.  The financial results of AMP Canada are included in the Rail Services segment.

In September 2008, we acquired certain assets of Visalia Electric Motor Shop, Inc. (“VEMS”).  VEMS is engaged in the business of providing maintenance and repair services for both alternating current and direct current electric industrial motors and generators. The financial results of VEMS are included in the Industrial Services segment.

In December 2009, we divested AMP Canada in a sale of 100% of the capital stock of the subsidiary.  Also in December 2009, we announced the planned divestiture of our Martell Electric, LLC, Ideal, AMP, and HKEC subsidiaries in order to focus on our core business of industrial services.  In February 2010, we completed the sale of our Construction and Engineering Services subsidiaries Martell Electric, LLC and Ideal Consolidated, Inc.  In March 2010, we completed the sale of our AMP subsidiary.  We expect to complete the sale of our remaining Rail Services segment subsidiary, HKEC, in 2010 (See Note C, Discontinued and Held-for-sale Operations, of our Notes to Consolidated Financial Statements).

Business Strategy

Our objective is to be a leading provider of integrated mechanical and electrical products and services to industry. To achieve that, we intend to structure the company in order to capitalize on long term growth opportunities in the wind power and utility markets as well as the heavy industry market.

Employees

At December 31, 2009, we had 459 employees of which 103 were salaried and 356 were hourly. At that date, approximately 34% of our employees were covered by collective bargaining agreements with several trade unions. All of the union employees are currently working under collective bargaining agreements. We believe our relations with our employees to be good. Four collective bargaining agreements representing 30% of our employees expire in 2010.

Segment Information

In December 2009, we announced an overall restructuring plan, which we are in the process of implementing. The plan includes the divesture of our subsidiaries in the Rail Services and Construction Services segments, which will allow us to focus on our core competency of Industrial Services.  Prior to the divestitures and through December 31, 2009 we operated in three business segments:  The Industrial Services segment, the Construction and Engineering Services segment and the Rail Services segment.

The following table summarizes financial information concerning our three reportable segments as of and for the years ended December 31, 2009 and 2008 (amounts in thousands).

	Years Ended December 31,
	2009	2008
Revenues:
Industrial Services	$31,554	$62,584
Construction and Engineering Services	32,931	34,450
Rail Services	16,785	27,519
Corporate	-	-
Elimination	(266)	(1,307)
Discontinued/held-for-sale operations	(49,614)	(61,747)
Consolidated	$31,390	$61,499

Gross Profit:
Industrial Services	$2,689	$12,505
Construction and Engineering Services	3,223	3,310
Rail Services	717	1,949
Corporate	-	-
Elimination	-	-
Discontinued/held-for-sale operations	(3,940)	(5,259)
Consolidated	$2,689	$12,505

Net income (loss):
Industrial services	$(5,331)	$2,471
Construction and Engineering Services	(316)	712
Rail Services	(12,748)	(3,269)
Corporate	(2,073)	(1,369)
Elimination	-	-
Consolidated	$(20,468)	$(1,455)

	As of December 31,
	2009	2008
Total assets:
Industrial services	$31,723	$41,892
Construction and Engineering Services	9,397	12,113
Rail Services	6,600	23,653
Corporate	450	1,132
Consolidated	$48,170	$78,790

Following is additional information regarding our three business segments through December 31, 2009.

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

The Industrial Services segment accounted for approximately 39% and 51% of total consolidated revenues, including revenues of discontinued operations, for the years ended December 31, 2009 and 2008, respectively.

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

Marketing and Customers

The products and services comprising our Industrial Services segment are marketed principally by personnel based at our eight locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services.  No customer of our Industrial Services Segment accounted for more than 10% of our consolidated revenue for the year ended December 31, 2009 or 2008.

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

•	Expand our presence in industries with long term growth potential, including the wind energy, utility, and heavy industry markets.

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

In the magnet market, there are four other principal suppliers of magnets based in the United States: Walker Magnetics Group; Ohio Magnetics, Inc.; Winkle Magnetics; and City Machine Technologies, Inc. We believe that we are one of the largest magnet repair operations in the United States, and one of the top three manufacturers of industrial lifting magnets, based on revenues for 2009.

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

Foreign Sales

Our Industrial Services segment derives a portion of its revenues from foreign customers. Foreign sales for the years ended December 31, 2009 and 2008 were approximately $0.1 million or 0.3%, and $4.6 million or 7% of the total revenues of this segment, respectively. Revenues from sales to foreign customers for the Industrial Services segment are denominated in U.S. dollars.

Backlog

At December 31, 2009, the backlog of our Industrial Services segment was approximately $3.8 million compared to $5.2 million at December 31, 2008.  Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

With respect to our Motor and Magnet Groups, our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we must have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes H and I of our Notes to Consolidated Financial Statements.

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

Construction and Engineering Services Segment

Business Strategy

In December 2009, we announced our plan to divest our Construction and Engineering Services (“CES”) businesses in order to concentrate on our core business of Industrial Services.  In February 2010 we completed the sale of our CES business to our President and CEO, John A. Martell and his wife Bonnie M. Martell.  The transaction was structured as the sale of the outstanding capital stock of Ideal and the outstanding membership units of Martell Electric.  The purchase price for the two business units was $3.5 million, which consisted of a cash payment of $750,000 and a reduction of $2.75 million of a $3.0 million note owed to Mr. Martell by the Company.  The purchase price is subject to a working capital adjustment that the Company estimates will result in a reduction of the sales price of between $1,500 and $1,800, and is expected to be determined during the second quarter of 2010.  (See Note C, Discontinued and Held-for-sale Operations and Note V, Subsequent Events in our Notes to Consolidated Financial Statements).

Principal Products, Services, Markets and Distribution

Through December 31, 2009, we provided electrical and mechanical contracting services to a variety of customers throughout northern Indiana and southwest Michigan on a contract and fee basis. These services included maintenance and repair services primarily for industrial, commercial and institutional operations, and engineering and repair services for electrical power distribution systems within industrial and commercial facilities. The segment’s services were intended to assist our customers in avoiding critical equipment or system downtime.

The Construction and Engineering Services segment accounted for approximately 41% and 28% of total consolidated revenues for the years ended December 31, 2009 and 2008, respectively.

Marketing and Customers

Our customers included general contractors, real estate developers, commercial businesses, government agencies, manufacturers and institutions.  No customer of our Construction and Engineering Services business accounted for more than 10% of our consolidated revenues during the year ended December 31, 2009.  One customer of our Construction and Engineering Services business accounted for more than 10% of our consolidated revenues during the year ended December 31, 2008.

Raw Materials

The principal raw materials used in our Construction and Engineering Services segment were steel, copper and petroleum-based materials. Raw materials were obtained from a number of commercial sources at prevailing prices and we did not depend on any single supplier for any substantial portion of raw materials.

Competition

We believe our CES business was one of the three largest Construction and Engineering Services providers in our geographic market, based on sales for 2009. In addition, we compete against several smaller companies that provide similar construction and electrical engineering services. Certain collective bargaining agreements to which we were a party limited our ability to compete on price with lower-cost, non-union contractors.

Backlog

At December 31, 2009, the backlog of our Construction and Engineering Services segment was approximately $11.4 million compared to $10.5 million at December 31, 2008.  Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders and contractual agreements upon which work has not commenced. Contracts included in the backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in the backlog will not be modified, canceled or delayed.

Working Capital

Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Most contracts with general contractors and real estate developers allow the customer to retain generally between 5% and 10% of each progress billing until the contract is completed, inspected and approved. Therefore, we were required to have sufficient working capital to permit us to undertake our services, and to carry the appropriate inventory level of spare parts and equipment, throughout the duration of a project.  For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Notes H and I of our Notes to Consolidated Financial Statements.

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

Rail Services Segment

Business Strategy

In December 2009, we announced our plan to divest our Rail Services businesses, consisting of three subsidiary operations, AMP, AMP Canada and HKEC, in order to concentrate on our core business of Industrial Services.

In December 2009 we completed the sale of our AMP Canada subsidiary to 4107730 Canada, Inc. (d/b/a Novatech, Inc.) (“Novatech).  The sale agreement provided for Novatech’s purchase of all of the outstanding stock of AMP Canada and Novatech’s purchase of a demand promissory note evidencing debt that was owed by AMP Canada to AMP (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements).

In March 2010 we completed the sale of 100 percent of the outstanding stock of AMP to LMC Transport, LLC (“LMC”).  The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued and Held-for-sale Operations and Note V, Subsequent Events in our Notes to Consolidated Financial Statements).

We expect to complete the divestiture of HKEC in 2010 (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements).

Principal Products, Services, Markets and Distribution

Our Rail Services Group repaired and remanufactured locomotives for the railroad industry and manufactured, remanufactured, repaired and engineered power assemblies, engine parts and other components related to large diesel engines. These engines typically are used to power railroad locomotives and marine engines and as back-up power supplies in power and utility plants and in the oil and gas industries. Our Rail Services segment customers include companies that use, manufacture or distribute diesel engines and related components for the railroad, utilities, maritime and offshore drilling industries.

The Rail Services segment accounted for approximately 21% and 23% of total consolidated revenues for the years ended December 31, 2009 and 2008, respectively.

Hatch & Kirk Acquisition

In March 2005, we acquired certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. This acquisition launched the Rail Services Group and the diesel engine components business of our Rail Services segment, which is conducted through HK Engine Components, LLC.

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

Marketing and Customers

The products and services comprising our Rail Services segment were marketed principally by personnel based at our three locations and independent sales representatives.  No customer of our Rail Services segment accounted for 10% or more of our consolidated revenues during the year ended December 31, 2009 or 2008.

Raw Materials

The principal raw materials used in our diesel engine components business were scrap and raw steel, aluminum, alloys and molds. Certain raw materials were obtained from a number of commercial sources at prevailing prices and we did not depend on any single supplier for any substantial portion of raw materials. However, it is sometimes difficult to obtain adequate quantities of scrap steel and alloys at competitive prices. We attempted to minimize this risk by stocking adequate levels of key components. However, we encountered, and may continue to encounter, problems at times in obtaining the raw materials necessary to conduct our diesel engine components business.

Competition

Our two largest competitors in the diesel engine components market are General Electric and the former Electro Motive Diesel division of General Motors Corporation. We believe that our HKEC subsidiary is the largest supplier of diesel engine components in the United States that is not an original equipment manufacturer, based on revenues for the year ended December 31, 2009. There are a number of smaller competitors.

Participants in our industry compete primarily on the basis of service, quality, timeliness and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments.

Foreign Sales

For the Rail Services segment for the years ended December 31, 2009 and 2008, foreign sales were $8.3 million or 50% of total segment revenues, and $4.1 million or 14% of total segment revenues, respectively.  Of the $8.3 million in foreign sales for the Rail Services segment for the year ended December 31, 2009, approximately $3.9 million or 23% of segment revenues were denominated in Canadian dollars and $4.5 million or 27% of segment revenues were denominated in US Dollars.  Of the $4.1 million in foreign sales for the Rail Services segment for the year ended December 31, 2008, approximately $1.2 million or 4% of segment revenues were denominated in Canadian dollars and $3.0 million or 10% of segment revenues were denominated in US Dollars.

Backlog

At December 31, 2009, the backlog of our Rail Services segment was approximately $4.6 million compared to $17.4 million at December 31, 2008. The decrease is due to a decline in the market for the repair and remanufacture of railroad locomotives and the divestiture of our AMP Canada operation. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

For product sales in the Rail Services segment, our customers typically pay within 30 to 60 days from the date of shipment, while some foreign customers typically pay within 90 days.  Our customers typically compensated us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we were required to have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project.  For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes H and I of our Notes to Consolidated Financial Statements.

Seasonality and Quarterly Fluctuations

The effects of seasonality on revenues in our Rail Services segment were insignificant. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Through December 31, 2009 we conducted our business from fourteen locations in the United States. We lease facilities in South Bend, Hammond, and Merrillville, Indiana; Boardman, Cincinnati and Massillon, Ohio; Hagerstown, Maryland; Dansville, New York; Huntington, West Virginia; and Visalia, California.  Our leases have terms expiring at various times through November 2017, with annual base rental payments ranging from $39,000 to $540,000. Our lease obligations for two of our South Bend, Indiana locations used in our Construction and Engineering Services segment and our Dansville, New York location used in our Rail Services segment terminated with the divestitures of these businesses in February and March 2010, respectively (See Note C, Discontinued and Held-for-Sale Operations and Note V, Subsequent Events in our Notes to Consolidated Financial Statements). We own our facilities in Weston, West Virginia and Saraland, Alabama.

Two of the South Bend facilities were used in the Construction and Engineering Services segment of our business. The Hagerstown, Maryland, Weston, West Virginia and Dansville, New York facilities were used in the Rail Services segment.  The other facilities are used in the Industrial Services segment of our business. We maintain our executive offices at our South Bend, Indiana facility.  In December 2009, we announced an overall restructuring plan which included moving our executive offices to our Massillon, Ohio, facility.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space would be available on commercially reasonable terms as needed to accommodate any expansion of our operations.

We lease our facilities in South Bend and Hammond, Indiana, and Boardman, Ohio from several limited liability companies, all of which are indirectly owned by John A. Martell, our Chairman, Chief Executive Officer and President. We leased a facility in South Bend for the electrical contracting business from a limited liability company owned by Mr. Martell’s adult children. We lease our Hagerstown, Maryland facility from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HK Engine Components, LLC, is a partner. We lease our Massillon, Ohio facility from a limited liability company of which BDeWees, Inc. is a member. Bernard L. DeWees, former President of Magnetech, is a beneficial owner of BDeWees, Inc. We lease our Visalia, California facility, along with substantially all of the equipment used at our Visalia, California facility from Gene Quesnoy, the former owner of VEMS and an employee of MIS until March 2010.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this report.

ITEM 3. LEGAL PROCEEDINGS

We are periodically involved in ordinary routine litigation incidental to our business. In our opinion, there are no material pending legal proceedings the resolution of which is expected to have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4. (REMOVED AND RESERVED)

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

Fiscal Year 2009	High	Low
1st quarter ended 4/5/09	$3.50	$1.20
2nd quarter ended 7/5/09	$2.55	$0.72
3rd quarter ended 10/04/09	$1.56	$0.45
4th quarter ended 12/31/09	$1.04	$0.35

Fiscal Year 2008
1st quarter ended 3/30/08	$17.00	$8.00
2nd quarter ended 6/29/08	$15.50	$9.25
3rd quarter ended 9/28/08	$11.00	$7.20
4th quarter ended 12/31/08	$6.50	$1.76

As of March 25, 2010, there were 11,786,826 shares of common stock outstanding and approximately 75 shareholders of record. Our common stock was held by approximately 623 beneficial owners as of such date. In addition, as of that date we had outstanding:

•	warrants to acquire up to 309,197 shares of our common stock at fixed exercise prices ranging from $0.0025 to $8.50 per share;
•	options issued under our 2005 Stock Option Plan to acquire 24,600 shares of our common stock at exercise prices ranging from $2.35 to $11.45 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

2005 Stock Option Plan. Our Board of Directors adopted the 2005 Stock Option Plan in August 2005, and it was later approved by our shareholders. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, and non-statutory stock options to our executive employees who are materially responsible for the management and operation of our business, and to our directors.

A total of 200,000 shares of common stock (post-Reverse Stock Split) are reserved for issuance under the Plan. This number is subject to adjustment as a result of a stock split, combination of shares, recapitalization, merger or other transaction resulting in a change in our shares. If any option expires or is otherwise terminated, unexercised shares subject to the option become available for future option grants under the Plan.  Dividends on shares purchased under the Plan are payable when, and if declared by the Board of Directors.

The Plan is administered by our Board of Directors or a committee of the board designated for that purpose. The grants described above were approved by our full Board of Directors, which has since designated the Compensation Committee of the Board to act as administrator of the Plan. The administrator has the power to determine the persons eligible to participate in the Plan and the terms of each option, including the exercise price, the number of shares subject to the option, whether the option is an incentive stock option or a non-statutory option, and the duration of the option.

The Plan provides that no option may have a duration longer than five years, and that an outstanding option may be deemed cancelled upon, or within certain prescribed periods after, termination of employment or removal as a director, as applicable, depending on the reason for such termination or removal. In addition, after a change in control of our company, options granted under the Plan will be immediately exercisable in full, and any option holder employed as of the date of the change of control will have 30 days after such date to exercise his or her option. The Plan defines a change of control as any merger or consolidation of our company the result of which is that holders of our voting capital stock hold less than 50% of the voting capital stock of the surviving entity, the sale, lease or transfer of all or substantially all of our assets, or approval by our shareholders of a plan of liquidation or dissolution of our company.

During 2008, options to acquire 27,200 shares of common stock were granted under the Plan.  During 2009, options to acquire ______ shares of common stock were granted under the Plan.  As of December 31, 2009, options to acquire a total of _______ options have been granted to participants, of which ______ have been forfeited, leaving _______ shares available for future option grants under the Plan.

Restricted Stock Purchase Plan. Our Board of Directors adopted the 2005 Restricted Stock Purchase Plan in August 2005, and it became effective as of September 30, 2005. The purpose of the Plan is to attract and retain directors, officers and key employees of MISCOR and instill in them a personal financial interest in causing the equity of MISCOR to grow throughout their careers. We intend on accomplishing these goals by giving eligible directors, officers and key employees the opportunity to purchase shares of MISCOR’s common stock under the Plan. We believe this provides participants in the plan with an increased incentive to work for the success of MISCOR and promotes our long term interests and those of the participants. The Compensation Committee of our Board administers the Plan.

The Board has reserved 100,000 shares of our common stock (post-Reverse Stock Split) for issuance under the Plan. If the shares of our common stock are increased, decreased, or changed into or exchanged for a different number or kind of shares of stock or other securities of MISCOR or another corporation as a result of a stock split, stock dividend, combination of shares, or any other change or exchange for other securities by reclassification, reorganization, redesignation, merger, consolidation, recapitalization, or otherwise, then the number of shares reserved under the Plan will be adjusted to reflect such action.  If we repurchase shares issued under the Plan pursuant to restrictions imposed on the shares, the repurchased shares will become available for future issuance under the Plan.

The Plan will continue indefinitely, provided that our Board may terminate the Plan at any time as it deems advisable. However, the Plan may not be terminated to affect any right or obligation created under the Plan prior to such termination, unless the affected person consents.

Those directors, officers and key employees of MISCOR and of each of MISCOR’s subsidiaries who are designated by the Compensation Committee for participation in the Plan are eligible to be issued shares of restricted stock under the Plan.  If a participant’s employment is terminated within three years after the shares are purchased for any reason other than death or disability, the participant must sell the restricted shares back to the company for the original price price, which may be zero.  If a participant’s employment is terminated during the three-year restriction period as a result of death or disability, or after the expiration of the restriction period for any reason, the participant must sell the restricted shares back to the company at their fair market value (which generally will be equal to an average of the closing bid and asked prices of the company’s common stock as quoted on the NASD’s OTC Bulletin Board for the five days immediately preceding the date of termination of employment). In the event of a sale of our company or our company’s liquidation, the foregoing restrictions will lapse.  Any other transfer or attempted transfer of a participant’s shares except as described above will be null and void. The Plan defines a sale of our company as the sale of all of our capital stock (whether by direct sale or through a merger, share exchange or other business combination) or the sale of substantially all of our assets.

During 2008, 16,000 shares of restricted stock were granted under the Plan. During 2009, ______ shares of restricted stock were granted under the Plan. As of December 31, 2009, ______ shares of restricted stock have been granted to participants, of which _____ have been forfeited, leaving ______ shares available for future offers and issuance under the Plan.

Unregistered Sales of Equity Securities

Effective January 19, 2007, we issued options under our 2005 Stock Option Plan to acquire 14,000 shares of our common stock to four executive officers and certain key employees at an exercise price of $5.375 per share, of which 8,800 have been forfeited.  The options, which expire five years after the grant date, are exercisable in 25% cumulative increments on and after the first four anniversaries of the grant date. Also effective January 19, 2007, we issued 4,200 shares of restricted common stock, of which 3,200 have been forfeited,  to two executive officers and two key employees pursuant to accepted offers to acquire the stock at a nominal price of $0.025 per share pursuant to our Restricted Stock Purchase Plan. The foregoing grants of options and purchase offers and the related issuance of shares were exempt from registration under the Securities Act in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

Use of Proceeds

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of December 31, 2009, we have issued 616,407 shares upon the exercise of warrants and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.7 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

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

Overview

In December 2009, we announced an overall restructuring plan, which we are in the process of implementing. The plan includes the divestiture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which will align our operations with our long-term vision and allow us to focus on industrial and utility services.  Through December 2009, and prior to the divestitures we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. Through December 31, 2009 we operated in three business segments:

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

In the fourth quarter of 2008, we realigned our segment reporting to coincide with these 3 reporting segments  -- Industrial Services, Construction and Engineering Services, and Rail Services -- identified through a segment analysis performed to ensure that our financial reporting adheres to the requirement of FASB Accounting Standards Codification topic (“ASC”) 280 Segment Reporting.

On January 14, 2008, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), comprised of a $1,250,000 real estate term note and a $13,750,000 revolving note.  On January 16, 2008, we borrowed $7,500,000 under the revolving note and used the net proceeds of the loans for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. (“AMP”).  AMP is engaged in the business of repairing, remanufacturing, and rebuilding locomotive engines as well as providing related goods and services to the railroad industry.  The financial results of AMP are included in the Rail Services segment (See Note K, Acquisitions in our Notes to Consolidated Financial Statements).  As of December 31, 2009 the outstanding balance on the revolving note is $3,307,169.

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

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of December 31, 2009 and 2008 was $580 and $854.  Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR  plus 5.25%, as a result of the waiver agreement as described below.  Effective June 1, 2009 the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.25% at December 31, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below (See Note H, Senior Credit Facility in our Notes to Consolidated Financial Statements).

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

In May 2008, AMP formed a subsidiary in Montreal, Canada named AMP Rail Services Canada, ULC (“AMP Canada”), to repair, remanufacture and rebuild locomotives.

In September 2008, our wholly-owned subsidiary, Magnetech, acquired certain business assets of Visalia Electric Motor Shop, Inc. (“VEMS”).  VEMS is engaged in the business of providing maintenance and repair services for both alternating current and direct current electric industrial motors and generators (See Note J, Acquisitions in our Notes to Consolidated Financial Statements).

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

On March 5, 2009, we received a default notification from Wells Fargo, due to the violation of a financial covenant regarding minimum net income for the year ended December 31, 2008.  Additionally, we were in default of the debt service coverage ratio.  The defaults resulted in an increase in the interest rate on the revolving note, the real estate term note and the machinery and equipment note at the Prime rate plus 3%.  In addition, due to the covenant violation, Wells Fargo has reduced the loan availability on the revolving note related to certain receivable accounts held by Martell Electric and Ideal.  The interest rate increase was made effective retroactively to January 1, 2009 and remained in effect until the default was subsequently waived on April 14, 2009.

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009;
•	Adjusted the minimum book net worth covenant to $38.75 million as of December 31, 2009
•	Adjusted the allowable capital expenditures for the year ending December 31, 2009 to a maximum of $1.5 million, of which no more than $500,000 can be from working capital;
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009;
•	Reduced the revolving credit line limit to $11 million (from $13.75 million);
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009; and
•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

On July 22, 2009, the Company and Wells Fargo executed a second Fourth Amendment to the Credit Agreement (the “second Fourth Amendment”).  The second Fourth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;
•
Adjusted the interest rate on the revolving credit line and term notes (defined in the Credit Agreement as the “LIBOR Advance Rate”) to the Daily Three Month LIBOR (0.56% at July 5, 2009) plus 8.25%, effective June 1, 2009;

•	Lowered the amount of the minimum EBITDA that the Company is required to achieve in future periods;
•	Requires the Company to raise $2 million in additional capital by August 31, 2009 through subordinated debt, asset sales or additional cash equity;
•	Lowered eligible progress accounts advance rates by $50,000 per week commencing August 3, 2009;
•	Lowered the special accounts advanced rate to 35% effective July 22, 2009 further reducing it to 30% effective August 31, 2009 or such lesser rate the lender may determine; and
•	Added conditions regarding marketing assets, the validation of the Company’s cash flow forecast and future financial projections.

On September 16, 2009 the Company and Wells Fargo executed a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings; and
•	Extended until October 31, 2009 the previously agreed upon requirement for the Company to raise $2 million in additional capital through subordinated debt, asset sales, or additional cash equity.

In December 2009, we announced our planned divestiture of our Martell Electric, LLC, Ideal, AMP, and HKEC subsidiaries in order to focus on our core business of industrial services (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements)

On December 18, 2009 we completed the sale of our AMP Canada subsidiary to 4107730 Canada, Inc. (d/b/a Novatech, Inc.) (“Novatech”).  The sale agreement provided for Novatech’s purchase of 100 percent of the outstanding stock of AMP Canada and Novatech’s purchase of a demand promissory note evidencing debt that was owed by AMP Canada to AMP  (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements).

On January 14, 2010 the Company and Wells Fargo executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”).  The Sixth Amendment amended the Credit Agreement in the following respects:

•	Consented to our planned sale of our Construction and Engineering Services (“CES”) Business;
•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;
•	Required additional weekly principal payments of $10,000 on the real estate term note; and
•
Extended until January 27, 2010, and reduced to $1 million the previously agreed upon requirement for the Company to raise $2 million additional capital through subordinated debt, asset sales, or additional cash equity.

On February 3, 2010 we completed the sale of our Construction and Engineering Services business consisting of our wholly owned subsidiaries Martell Electric, LLC and Ideal Consolidated, Inc. (“Ideal”) to our President and CEO, John A. Martell and his wife Bonnie M. Martell.  The transaction was structured as the sale of the outstanding capital stock of Ideal and the outstanding membership units of Martell Electric, LLC.  The purchase price for the two business units was $3.5 million, which consisted of a cash payment of $750,000 and a reduction of $2.75 million of a $3.0 million note owed to Mr. Martell by the Company. The purchase price is subject to a working capital adjustment that the Company estimates will result in a reduction of the sales price of between $1.5 million and $1.8 million, and is expected to be determined during the second quarter of 2010 (See Note C, Discontinued and Held-for-sale Operations and Note V, Subsequent Events in our Notes to Consolidated Financial Statements).

On February 14, 2010 we received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:

•	Revised the terms of Wells Fargo’s consent to the sale of our CES Business; and
•	Extended until February 19, 2010 the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.

In March 2010 we completed the sale of 100 percent of the outstanding stock of our wholly owned subsidiary American Motive Power, Inc. (“AMP”) to LMC Transport, LLC (“LMC”).  The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued and Held-for-sale Operations and Note V, Subsequent Events in our Notes to Consolidated Financial Statements).

On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009
•	Adjusted the minimum book net worth covenant to $21.5 million as of December 31, 2009
•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500,000;
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010;
•	Eliminated the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75,000, $25,000 of which is payable on the date of the execution of the Seventh Amendment, with $25,000 due within 30 days and $25,000 due within 60 days.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the year ended December 31, 2009 include our accounts and those of our wholly-owned subsidiaries, Magnetech, Martell Electric, LLC, HK Engine Components, LLC, Ideal Consolidated, Inc, and American Motive Power, Inc. The consolidated financial statements for the year ended December 31, 2008 include the accounts of American Motive Power, Inc. for the eleven months ended December 31, 2008. All significant intercompany balances and transactions have been eliminated.

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

Accounts receivable and allowance for doubtful accounts.  We carry accounts receivable at sales value less an allowance for doubtful accounts. We periodically evaluate accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. We evaluate items on an individual basis when determining accounts receivable write-offs. Our policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.

Discontinued operations and assets and liabilities held-for-sale.  For those businesses where we have committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell.  If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. The fair values have been estimated using accepted purchase agreements or expected selling price based on consultations with third parties.  Depreciation and amortization expense is not recorded on assets of businesses to be divested once they are classified as held-for-sale.

Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held-for-sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held-for-sale on the Consolidated Balance Sheets and to discontinued operations on the Consolidated Statement of Operations for all periods presented.  The gains or losses associated with these divested businesses are recorded within discontinued operations on the Consolidated Statement Operations.  We do not expect any significant continuing involvement with these businesses following their divestiture, and these businesses are expected to be disposed of within one year.

Earnings per share.  We account for loss per common share under the provisions of ASC 260,  Earnings Per Share, which requires a dual presentation of basic and diluted loss per common share.  Basic loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive.

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

Segment information.  We report segment information in accordance with ASC 280, Segment Reporting.

Goodwill and Intangibles.  We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”).  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter.  We test goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process.  The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Reporting units are determined based on our operating segments.  The AMP, MIS, and Ideal reporting units contain goodwill and are thus tested for impairment.  We re-evaluate our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing.  The fair value of our reporting units is determined based upon management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, a technical library, and non-compete agreements were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 1 to 20 years.  Amortization expense for the other intangible assets was $811 and $889 for the years ended December 31, 2009 and 2008, respectively.  Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets (See Note F, Goodwill and Other Intangible Assets and Note G, Asset Impairment in our Notes to Consolidated Financial Statements).

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

Long-lived assets. We assess long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  We recorded charges totaling $6,835 for impairments of long lived asset during the year ended December 31, 2009, which is recorded in our Consolidated Statement of Operations within Loss from Discontinued Operations (See Note G, Asset Impairment in our Notes to Consolidated Financial Statements).

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

Income taxes. We account for income taxes in accordance with ASC 740, Income Taxes.  We recorded a 100 percent valuation allowance for deferred income tax assets and liabilities at December 31, 2009 and 2008.

Stock-based compensation. We account for stock based compensation in accordance with ASC 718, Compensation – Stock Compensation.(“ASC 718”).  ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

New Accounting Standards.

In June 2007, the FASB issued new guidance regarding the classification of financial instruments that are indexed to a company’s own stock.  The new guidance revised the criteria for determining whether an instrument is indexed to a company’s own stock and the resultant accounting treatment of those instruments.  The new guidance is effective for annual periods beginning after December 15, 2008.  Our adoption of this new guidance on January 1, 2009 resulted in the re-classification of a certain conversion option on a note payable from equity to liability effective January 1, 2009 (See Note N, Related Party Transactions in our Notes to Consolidated Financial Statements).

In December 2007, the FASB issued new guidance regarding the accounting for business combinations.  The new guidance retained the fundamental requirements to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The new guidance is effective for annual periods beginning after December 15, 2008, and will be applied prospectively to acquisitions subsequent to January 1, 2009.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and disclosures (“ASC 820”) (Originally FAS 157). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities recognized at fair value in the financial statements on a recurring basis, and for fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this guidance on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities.  We applied the provisions of ASC 820 to the fair value measurements recorded for a conversion option on a note payable to our CEO (See Note N, Related Party Transactions in our Notes to Consolidated Financial Statements), to the fair value measurements recorded as a result of our annual goodwill impairment testing (See Note F, Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements) and to the fair value measurements recorded as a result of the classification of certain operations as held-for-sale (See Note C, Discontinued and Held-for-sale Operations and Note G, Asset Impairment in our Notes to Consolidated Financial Statements).

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners, and is effective for fiscal years beginning after December 15, 2008. In January 2010 the FASB issued Accounting Standards Update (“ASU”) 2010-02, which amends ASC Subtopic 810-10 (originally issued as FASB Statement 160) to clarify the scope of the Subtopic and expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10.  Our adoption of this new guidance on January 1, 2009 impacted the disclosures of our discontinued and held-for-sale operations, but did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new guidance which changes the disclosure requirements for derivative instruments and hedging activities. The new guidance will require enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of this new guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued new guidance regarding the determination of the useful life of intangible assets.  The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles - Goodwill and Other, and is. effective for fiscal years beginning after December 15, 2008. Our adoption of this new guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued new guidance identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

In February 2009, the FASB issued new guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new guidance amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination, and applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805, Business Combinations.  The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of this new guidance on January 1, 2009, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new guidance requiring fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Our adoption of this new guidance beginning with our second quarter ending July 5, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance that establishes the FASB Accounting Standards Codification (the “Codification”) as the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.   The Codification did not change GAAP, but reorganizes the literature, and is effective for interim and annual reporting periods ending after September 15, 2009.  Our application of the Codification beginning with our third quarter ending October 4, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include:  (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The new guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period.  We are currently evaluating the impact that the adoption of this new guidance may have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009. Our adoption of ASU 2009-05 beginning with our fourth quarter ending December 31, 2009 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

Recent Developments

Liquidity Issues.  MISCOR experienced a significant decline in revenues from 2008 primarily within the Industrial and Rail segments resulting in operating losses.  These operating losses resulted in failure to meet agreed financial covenants contained in the senior secured lender agreement (“Credit Agreement”) with Wells Fargo.  On April 14, 2009 an agreement was reached with Wells Fargo to waive the default and amend the Credit Agreement (See Note H, Senior Credit Facility in our Notes to Consolidated Financial Statements).  This along with certain modifications to the credit line related to the CES segment reduced availability.  All of this resulted in limited cash availability and our ability to meet short-term cash needs.  Vendor commitments were extended straining these relationships and constraining our ability to meet customer expectations.  These liquidity pressures intensified in the fourth quarter with the continued limitations of use of CES collateral.

Response to Liquidity Issues.  A number of initiatives were undertaken to mitigate the impact on the company of the unprecedented deterioration of market conditions.  These actions included:

•	Downsized workforce and furloughs.
•	Suspended pay increases and bonuses.
•	Initiated working capital initiatives with respect to accounts receivable and inventory.
•	Consolidated operations in certain groups where customer service would not be affected.
•	Initiated the effort to sell certain non-strategic assets resulting in the sale of AMP Canada, our CES segment and the remaining assets of AMP.

Operating Results

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Total revenues decreased by $30.1 million or 48.9% to $31.4 million in 2009 from $61.5 million in 2008.  For both 2009 and 2008 our Construction and Engineering and Rail Services segments have been classified as discontinued operations.  The decrease in the Industrial Services revenues represented the downturn in the economy and liquidity pressures.

Gross Profit. Total gross profit in 2009 was $2.7 million or 8.6% of total revenues compared to $12.5 million or 20.3% of total revenues in 2008.    For both 2009 and 2008 our Construction and Engineering and Rail Services segments have been classified as discontinued operations.  The Industrial Services gross profit declined with much lower sales and pricing pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11.0 million in 2009 from $12.6 million in 2008. Selling expenses decreased 17% to $3.5 million in 2009 from $4.2 million in 2008 reflecting substantially lower revenues and corresponding reduced commissions.  Selling expenses were 11% and 7% of total revenues in 2009 and 2008, respectively. General and administrative expenses decreased 11% to $7.5 million in 2009 from $8.4 million in 2008. Reduced staffing and elimination of profit sharing contributed to the decline.  This was offset by higher bank fees for multiple amendments, consulting fees and increased bad debt expense.  General and administrative expenses were 24% and 14% of total revenues for 2009 and 2008, respectively.

Goodwill impairment.  During 2009 we recognized goodwill impairment charges of $4.5 million related to AMP, a component of our Rail Services segment, and $.6 million related to Ideal Consolidated, Inc. (“Ideal”), a component of our CES segment, which was included in Loss from Discontinued Operations.  This represents a write-down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill (See Note F, Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements).

Loss from Operations. Loss from operations increased $8.2 million from $.1 million in 2008 to $8.3 million in 2009.

Interest Expense and Other Income. Interest expense increased in 2009 to $1.0 million from $.8 million in 2008 reflecting higher interest rates for the Wells Fargo credit facility and related party notes payable.  Other Income increased $.5 million to $.6 million in 2009 from $.1 million in 2008.  The increase was due to an unrealized gain on a conversion option on a note payable held by our CEO (See Note N, Related Party Transactions in our Notes to Consolidated Financial Statements).

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

Net Loss. Net loss was $20.5 million and $1.5 million in 2009 and 2008, respectively. The increase in the net loss was due primarily to lower gross margins within Industrial Services and general and administrative expenses, along with goodwill and other asset impairment charges in our Rail Services and CES segments.

Liquidity and Capital Resources for the Years Ended December 31, 2009 and 2008

Working capital decreased $4.4 million from $(7.9) million at December 31, 2008 to $(12.3) million at December 31, 2009. The decrease in working capital resulted from a decrease in accounts receivable as a result of lower revenues in 2009, a reduction in inventory balances, the reclassification of $4.6 million of officer debt from long term to current, and the sale of AMP Canada.  These factors were partially offset by decreases in accounts payable, accrued liabilities and our revolving credit line balance resulting from lower production and sales levels in 2009.

The 2009 operating losses reflected lower gross profit due to underutilized operating capacity and pricing pressures realized from customers reacting to the economic decline.  Selling, general and administrative costs did not decline as rapidly as sales with higher bank fees, the requirement to engage a specialist to address our liquidity pressures and the need to maintain reporting and control systems. We funded these accumulated operating losses through working capital management and the sale of assets.

Our net loss for the year ended December 31, 2009 of $20.5 million included non-cash expenditures of $5.1 million for goodwill impairment, $4.8 million of asset impairment and depreciation and amortization expense of $3.0 million.

Net cash provided by operating activities was $3.8 million for the year ended December 31, 2009 compared to net cash utilized by operating activities of $1.8 million in 2008.  The improvement was realized through the reduction of accounts receivable and inventory.

While we were able to reduce past due accounts payable in 2009 certain vendors continue to place us on credit hold, require cash in advance or limit the amount we can have on account.  This often results in delays in receipt of necessary materials and parts.  These disruptions or lack of long lead planning have resulted in delayed shipments to our customers and increased the cost of material.

During the years ended December 31, 2009 and 2008, net cash provided (utilized) by investing activities was $1.0 million and $(10.0) million, respectively.  In 2009 net cash provided consisted of $1.5 million realized from the divestiture of AMP Rail Services Canada, which was partially offset by a note receivable of $0.4 million, capital expenditures of $0.4 million and $.3 realized from the proceeds of assets sales.  In 2008, net cash utilized consisted of $7.0 million for the acquisition of AMP and $1.1 million for the acquisition of certain assets of Visalia Electric Motor Shop, net of cash acquired, and capital expenditures of $2.0 million.

During the year ended December 31, 2009 we utilized $4.9 million in financing activities which included repayment of the revolving credit agreement and long-term debt totaling $4.8 million.  During the year ended December 31, 2008 we generated $9.0 million from financing activities, including $7.3 million from our revolving credit facility with Wells Fargo, $2.3 million from long term notes related to our credit facility with Wells Fargo and $0.1 million from stock issuances, less principal payments on long term debt and capital leases of $0.6 million.

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

On April 14, 2009, the Company and Wells Fargo signed a Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009.  The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009.
•	Adjusted the minimum book net worth covenant to $38.75 million as of December 31, 2009
•	Adjusted the allowable capital expenditures for the year ending December 31, 2009 to a maximum of $1.5 million, of which no more than $500,000 can be from working capital
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009
•	Reduced the revolving credit line limit to $11 million (from $13.75 million)
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009
•	Suspended interest payments on the Company’s subordinated debt to the Company’s CEO, John A. Martell.

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

•	Lowered the amount of the minimum EBITDA that the Company is required to achieve in future periods
•	Requires the Company to raise $2 million in additional capital by August 31, 2009 through subordinated debt, asset sales or additional cash equity
•	Lowered eligible progress accounts advance rates by $50,000 per week commencing August 3, 2009.
•	Lowered the special accounts advanced rate to 35% effective July 22, 2009 further reducing it to 30% effective August 31, 2009 or such lesser rate the lender may determine
•	Added conditions regarding marketing assets, the validation of the Company’s cash flow forecast and future financial projections

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

On January 14, 2010 the Company and Wells Fargo executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”).  The Sixth Amendment amended the Credit Agreement in the following respects:

•	Consented to the Company’s planned sale of its CES Business;
•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;
•	Required additional weekly principal payments of $10,000 on the real estate term note; and
•
Extended until January 27, 2010, and reduced to $1 million the previously agreed upon requirement for the Company to raise $2 million additional capital through subordinated debt, asset sales, or additional cash equity.

On February 14, 2010 the Company received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:

•	Revised the terms of Wells Fargo’s consent to the sale of the Company’s CES Business; and
•	Extended until February 19, 2010 the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.

On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009
•	Adjusted the minimum book net worth covenant to $21.5 million as of December 31, 2009
•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500,000;
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010;
•	Eliminated the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75,000, $25,000 of which is payable on the date of the execution of the Seventh Amendment, with $25,000 in 30 days and $25,000 due within 60 days.

We have promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2.0 million, $2.0 million and $3.0 million, respectively (together, the “Subordinated Indebtedness”) (See Note N, Related Party Transactions in our Notes to Consolidated

Financial Statements). Subordination agreements have been executed that subordinate our obligations under the Subordinated Indebtedness to the Wells Fargo credit facility.

Off-Balance Sheet Transactions

As of December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
MISCOR Group, Ltd. and Subsidiaries
South Bend, Indiana

We have audited the accompanying consolidated balance sheet of MISCOR Group, Ltd. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

For comparative financial statement presentation purposes, the Company has adjusted its 2008 consolidated financial statements to reflect the reclassification of certain assets and liabilities as held-for-sale on the consolidated balance sheet and certain revenues and expenses as discontinued operations on the consolidated statement of operations for subsidiaries that were either sold in 2009 or will be sold in the near future.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 15, 2009, except for held-for-sale and discontinued operations financial statement reclassification adjustments as described in
Notes B and C, as to which the date is April 15, 2010

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$76
Accounts receivable, net of allowance for doubtful accounts of $766 and $639, respectively	4,083	9,547
Inventories, net	5,349	8,405
Other current assets	261	497
Total current assets	9,693	18,525

PROPERTY AND EQUIPMENT, net	7,050	8,483

OTHER ASSETS
Goodwill	7,831	7,831
Customer relationships, net	6,922	7,308
Other intangible assets, net	643	680
Deposits and other assets	117	200
Assets held for sale	15,914	35,763
Total other assets	31,427	51,782

Total Assets	$48,170	$78,790

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $100 and $117, respectively	$3,207	$7,343
Current portion of long-term debt	430	427
Current portion of long-term debt, Officers	4,600	-
Accounts payable	2,549	6,304
Liabilities of operations held-for-sale	9,581	10,081
Accrued expenses and other current liabilities	1,636	2,243
Total current liabilities	22,003	26,398

LONG TERM LIABILITIES
Long-term debt	2,003	4,635
Long-term debt, Officers	2,418	5,000
Total long-term liabilities	4,421	9,635

Total liabilities	26,424	36,033

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized; 11,801,326 and 11,748,448 shares issued and outstanding, respectively	50,920	50,859
Additional paid in capital	8,452	9,056
Accumulated deficit	(37,626)	(17,158)
Total Stockholders' equity	21,746	42,757

Total Liabilities and Stockholders' Equity	$48,170	$78,790

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008

Revenues
Product Sales	$3,972	$10,510
Service Revenue	27,418	50,989
Total Revenues	31,390	61,499

Cost of Revenues
Cost of Product Sales	3,326	7,855
Cost of Service Revenue	25,375	41,139
Total Cost of Revenues	28,701	48,994

Gross Profit	2,689	12,505

Selling, General and Administrative Expenses	10,991	12,610

Loss From Operations	(8,302)	(105)

Other (Income) Expense
Interest Expense	1,018	795
Other (Income)	(610)	(102)
	408	693

Loss From Continuing Operations Before Taxes	(8,710)	(798)

Income Tax Expense	-	101

Loss From Continuing Operations	(8,710)	(899)

Loss From Discontinued Operations	(11,758)	(556)
(See Note C, Discontinued and Held-for-Sale Operations)

NET LOSS	$(20,468)	$(1,455)

Basic and Diluted Loss per Common Share
From Continuing Operations	$(0.74)	$(0.07)
From Discontinued Operations	(1.00)	(0.05)
Basic and Diluted Loss per Common Share	$(1.74)	$(0.12)

Weighted Average Number of Common Shares Outstanding	11,775,245	11,647,828

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Total

Balances, December 31, 2007	11,129,012	$43,967	$8,964	$(15,703)	$37,228

Issuance of MISCOR common stock in connection with acquisition of American Motive Power, Inc.	253,623	3,500			3,500

Issuance of MISCOR common stock In connection with exercise of stock warrants	13,065	16	(16)		-

Conversion of Subordinate Debentures into MISCOR Common Stock	316,016	3,233			3,233

Issuance of MISCOR common stock in connection with 2005 Restricted Stock Plan	17,000				-

Amortization of restricted stock			61		61

Issuance of MISCOR common stock In connection with exercise of stock options	8,450	51			51

Stock Based Compensation			47		47

Issuance of MISCOR common stock in connection with 2005 Employee Stock Purchase Plan	17,282	110			110

Stock Repurchase	(6,000)	(18)			(18)

Loss - 2008				(1,455)	(1,455)

Balances, December 31, 2008	11,748,448	$50,859	$9,056	$(17,158)	$42,757

Effect of adipting new accounting guideline			(638)		(638)

Issuance of MISCOR common stock in connection with 2005 Restricted Stock Plan	2,500				-

Issuance of MISCOR common stock in connection with 2005 Employee Stock Purchase Plan	53,680	66			66

Amortization of restricted stock			1		1

Stock Based Compensation			33		33

Stock Repurchase	(3,302)	(5)			(5)

Loss - 2009				(20,468)	(20,468)

Balances, December 31, 2009	11,801,326	$50,920	$8,452	$(37,626)	$21,746

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	Years ended December 31,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(20,468)	$(1,455)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	2,988	2,912
Goodwill impairment	5,135	887
Long lived assets impairment	4,845	-
Bad Debts	319	283
Inventory reserves	74	349
Gain on sale of equipment	-	(42)
Loss on disposal of discontinued operations	329	-
Amortization of stock-based compensation plans	34	108
Amortization of debt issuance costs and debt discount	192	124
Unrealized gain on conversion option	(620)	-
Changes in:
Accounts receivable	10,648	(5,779)
Inventories	4,343	(2,158)
Prepaid expenses and other current assets	(668)	(1,149)
Deposits and other non-current assets	195	(179)
Accounts payable	(2,222)	2,960
Accrued expenses and other current liabilities	(1,299)	1,345
Net cash provided (utilized) by operating activities	3,825	(1,794)

INVESTING ACTIVITIES
Acquisition of business assets, net of cash acquired	-	(8,148)
Proceeds from disposal of discontinued operations	1,083	-
Acquisition of property and equipment	(433)	(1,971)
Proceeds from disposal of property and equipment	303	157
Net cash provided (utilized) by investing activities	953	(9,962)

FINANCING ACTIVITIES
Payments on capital lease obligations	(117)	(44)
Short term borrowings (repayments), net	(4,153)	7,288
Borrowings of long-term debt	223	2,250
Repayments of long-term debt	(691)	(567)
Proceeds from the issuance of shares and exercise of warrants	65	143
Cash repurchase of restricted stock	(5)	-
Debt issuance costs	(176)	(45)
Net cash provided (utilized) by financing activities	(4,854)	9,025

DECREASE IN CASH	(76)	(2,731)
Cash, beginning of period	76	2,807

Cash, end of period	$-	$76

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$942	$851

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
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

In November 2007, MIS acquired all of the issued and outstanding units of membership interest in 3-D Service, Ltd. (“3-D”). 3-D is engaged in the business of selling, repairing, remanufacturing, and maintaining industrial electrical and mechanical equipment.  In January 2009 3-D was merged into MIS.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
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

In December 2009, the Company announced its intention to divest its CES and Rail Services operations in order to concentrate on its core business of industrial services.

In December 2009, the Company completed the sale of 100 percent of the outstanding shares of its AMP Canada subsidiary (See Note C, Discontinued and Held-for-sale Operations).

In February 2010, the Company completed the sale of 100 percent of the membership units of its Martell Electric subsidiary and 100 percent of the outstanding shares of its Ideal subsidiary to the Company’s CEO, John A. Martell and his wife Bonnie M. Martell (See Note C, Discontinued and Held-for-sale Operations, and Note V, Subsequent Events).

In March 2010, the Company completed the sale of 100 percent of the outstanding shares of its AMP subsidiary (See Note C, Discontinued and Held-for-sale Operations and Note V, Subsequent Events).

The Company’s customers are primarily located throughout the United States of America.  As of December 31, 2009 the Company operated from fourteen locations in Alabama, Indiana, Ohio, West Virginia, Maryland, New York, and California.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements for the year ended December 31, 2009 include the accounts of MISCOR and its wholly owned subsidiaries, Magnetech Industrial Services, Inc., Martell Electric, LLC, HKEC, Ideal, and AMP.  The consolidated financial statements for the year ended December 31, 2008 include the accounts of AMP for the eleven months ended December 31, 2008.  All significant intercompany balances and transactions have been eliminated.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Deferred compensation was reclassified to Additional paid in capital on the Consolidated Balance Sheets. This reclassification had no impact on the Company’s Consolidated Statement of Operations or Cash Flows. As a result of the sale or planned sale of the Company’s Construction and Engineering Services operations and Rail Services operations, the financial results associated with these operations were classified as discontinued operations on the Company’s Consolidated Statement of Operations and held-for-sale on the Consolidated Balance Sheets (See Note C, Discontinued and Held-for-sale Operations).  These reclassifications had no impact on the Company’s Consolidated Cash Flows.

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

Accounts receivable and allowance for doubtful accounts

The Company carries accounts receivable at sales value less an allowance for doubtful accounts. The Company periodically evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. The Company evaluates items on an individual basis when determining accounts receivable write-offs. The Company’s policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.

Discontinued operations and assets and liabilities held-for-sale

For those businesses where the Company has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. The fair values have been estimated using accepted purchase agreements or expected selling price based on consultations with third parties.  Depreciation and amortization expense is not recorded on assets of businesses to be divested once they are classified as held-for-sale.

Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held-for-sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held-for-sale on the Consolidated Balance Sheets and to discontinued operations on the Consolidated Statement of Operations for all periods presented.  The gains or losses associated with these divested businesses are recorded within discontinued operations on the Consolidated Statement Operations.  The Company does not expect any significant continuing involvement with these businesses following their divestiture, and these businesses are expected to be disposed of within one year.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

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

Debt issue costs

Costs incurred by the Company to secure senior debt financing are capitalized and amortized, as a charge to interest expense, over the term of the senior debt financing agreement which is three years (See Note H, Senior Credit Facility and Note I, Long Term Debt).

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

As of December 31, 2009 and 2008, debt issuance costs were $14 and $31, net of accumulated amortization of $31 and $14, respectively.

Segment information

The Company reports segment information in accordance with the Financial Accounting Standards Board Accounting Standards Codification topic (“ASC”) 280 Segment Reporting (See Note T, Segment Information).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter.  The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process.  The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.  Reporting units are determined based on the Company’s operating segments.  The AMP, MIS, and Ideal operating segments, which were also determined to be reporting units under ASC 350, contain goodwill and are thus tested for impairment.  The Company re-evaluates our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing.  The fair value of our reporting units is determined based upon various factors, including estimated market prices obtainable for identified disposal groups and management’s estimate of future discounted cash flows. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, a technical library, and non-compete agreements were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 1 to 20 years.  Amortization expense for the other intangible assets was $811 and $889 for the years ended December 31, 2009 and 2008, respectively.  Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets (See Note F, Goodwill and Other Intangible Assets).

Long-lived assets

The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.  Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal (See Note G, Asset Impairment).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

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

Revenues from Martell Electric, LLC’s electrical contracting business, Ideal’s mechanical contracting business, and long-term contracts from the remanufacturing and rebuilding of locomotives and locomotive engines at AMP are recognized on the percentage-of-completion method in accordance with ASC Subtopic 605-35 Construction-type and Production-type Contracts, measured by the percentage of cost incurred to date to estimated total costs to complete for each contract.  Costs incurred on contracts in excess of customer billings are recorded as part of other current assets.  Amounts billed to customers in excess of costs incurred on contracts are recorded as part of other current liabilities.

Advertising costs

Advertising costs consist mainly of product advertisements and announcements published in trade publications, and are expensed when incurred.  Advertising expense was $88 and $125 for the years ended December 31, 2009 and 2008, respectively

Warranty costs

The Company warrants workmanship after the sale of its products and services, generally for a period of one year.  An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.  Warranty expense was $84 and $268 for the years ended December 31, 2009 and 2008, respectively.

Product warranty activity is as follows:

	2009	2008

Balance at beginning of year	589	559
Warranty claims paid	(279)	(395)
Warranty expense	84	268
Other1	-	157
Balance at end of year	394	589

1 Includes $157 in 2008 related to the AMP acquisition. This amount was not charged to expense.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes  The Company classifies interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2009 and 2008 (See Note L, Income Taxes).

Stock based compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”).  ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

Foreign Currency Translation

The assets and liabilities of the Company’s Canadian operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, except for non-monetary assets and liabilities, which are translated using the historical exchange rate. Income and expense accounts are translated into U.S. dollars at the year-to-date average rate of exchange, except for expenses related to those balance sheet accounts that are translated using historical exchange rates. The impact of foreign exchange translation on the Company’s financial statements was not material for the years ended December 31, 2009 and 2008.

Earnings per share

The Company accounts for earnings per common share under the provisions of ASC 260, , Earnings Per Share, which requires a dual presentation of basic and diluted earnings per common share.  Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted earnings per common share is computed assuming the conversion of common stock equivalents, when dilutive.

For the year ended December 31, 2009, the Company’s common stock equivalents, consisting of warrants to purchase 310,254 shares of common stock, subordinated debt convertible into 1,255,000 common shares, and options to purchase 38,000 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because their effects were anti-dilutive.

For the year ended December 31, 2008, the Company’s common stock equivalents, consisting of warrants to purchase 310,254 shares of common stock, subordinated debt convertible into 1,200,000 common shares, and options to purchase 76,600 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because their effects were anti-dilutive.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

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

Variable Interest Entities

In January 2003, the FASB issued guidance that addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.

The Company is involved with JAM Fox Investments LLC, which qualifies as a variable interest entity. The variable interest entity is 100% owned by the CEO of the Company. The Company’s involvement with the entity began on August 3, 2001, and is limited to lease agreements for the use of three of its facilities. The entity was formed for the purpose of acquiring real estate, and its activities primarily relate to the leasing of such real estate to the Company. Management has determined that the Company is not the primary beneficiary, thus no consolidation is required. As of December 31, 2009, total assets and liabilities of JAM Fox Investments LLC were $2,505 and $677, respectively. Management does not believe that the Company has any exposure to loss resulting from its involvement with JAM Fox Investments LLC as of December 31, 2009.

New Accounting Standards

In June 2007, the FASB issued new guidance regarding the classification of financial instruments that are indexed to a company’s own stock.  The new guidance revised the criteria for determining whether an instrument is indexed to a company’s own stock and the resultant accounting treatment of those instruments.  The new guidance is effective for annual periods beginning after December 15, 2008.  The adoption of this new guidance by the Company on January 1, 2009 resulted in the re-classification of a certain conversion option on a note payable from equity to liability effective January 1, 2009 (See Note N, Related Party Transactions).

In December 2007, the FASB issued new guidance regarding the accounting for business combinations.  The new guidance retained the fundamental requirements to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires transaction costs to be expensed as incurred; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The new guidance is effective for annual periods beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

In September 2006, the FASB issued ASC 820, Fair Value Measurements and disclosures (“ASC 820”) (Originally FAS 157). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years for financial assets and liabilities recognized at fair value in the financial statements on a recurring basis, and for fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this guidance on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities.  The Company applied the provisions of ASC 820 to the fair value measurements recorded for a conversion option on a note payable to the Company’s CEO (See Note N, Related Party Transactions), to the fair value measurements recorded as a result of the Company’s annual goodwill impairment testing (See Note F, Goodwill and Other Intangible Assets) and to the fair value measurements recorded as a result of the classification of certain operations of the Company as held-for-sale (See Note C, Discontinued and Held-for-sale Operations and Note G, Asset Impairment).

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners, and is effective for fiscal years beginning after December 15, 2008. In January 2010 the FASB issued Accounting Standards Update (“ASU”) 2010-02, which amends ASC Subtopic 810-10 (originally issued as FASB Statement 160) to clarify the scope of the Subtopic and expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10.  The adoption of this new guidance by the Company on January 1, 2009 impacted the disclosures of its discontinued and held-for-sale operations, but did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued new guidance which changes the disclosure requirements for derivative instruments and hedging activities. The new guidance will require enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this new guidance by the Company on January 1, 2009 did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued new guidance regarding the determination of the useful life of intangible assets.  The new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles - Goodwill and Other, and is effective for fiscal years beginning after December 15, 2008. The adoption of this new guidance by the Company did not have a material impact on its consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

In May 2008, the FASB issued new guidance identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The adoption of this new guidance by the Company did not have a material impact on its consolidated financial statements.

In February 2009, the FASB issued new guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This new guidance amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination, and applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805, Business Combinations.  The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this new guidance by the Company on January 1, 2009, did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new guidance requiring fair value disclosures of financial instruments for interim reporting periods for publicly traded companies as well as in annual financial statements.  This new guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this new guidance by the Company beginning with its second quarter ending July 5, 2009 did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance that establishes the FASB Accounting Standards Codification (the “Codification”) as the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), and supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.   The Codification did not change GAAP, but reorganizes the literature, and is effective for interim and annual reporting periods ending after September 15, 2009.  The application of the Codification by the Company beginning with its third quarter ending October 4, 2009 did not have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009. The adoption of ASU 2009-05 by the Company beginning with its fourth quarter ending December 31, 2009 did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

NOTE C – DISCONTINUED AND HELD-FOR-SALE OPERATIONS

AMP Rail Services Canada, ULC

On December 18, 2009 the Company sold all of the outstanding capital stock of AMP Rail Services Canada, ULC (“AMP Canada”) to 4107730 Canada Inc. (d/b/a Novatech, Inc.) (“Novatech”), one shareholder of which is the former general manager of AMP Canada, for a net sales price of approximately $1,460, net of transaction fees.  The proceeds consisted of $1,100 in cash and a $400 note receivable, secured by the machinery and equipment of AMP Canada, offset by transaction fees of approximately $40.  The note bears interest at a rate of 5% per year and requires monthly principal payments of $12.   A loss on sale of approximately $329 was included on the Consolidated Statement of Operations within Loss from Discontinued Operations for the year ended December 31, 2009.  AMP Canada was a component of the Company’s Rail Services segment.  AMP Canada is no longer a related party to the Company.

The following table provides revenue and pretax loss from the AMP Canada discontinued operations:

	Years Ended December 31,
	2009	2008
Revenue from discontinued operations	$3,863	$1,156
Pretax loss from discontinued operations	(1,091)	(468)

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

The assets and liabilities of AMP Canada classified as held-for-sale operations at December 18, 2009 (date of sale) and December 31, 2008 are summarized as follows:

	December 18, 2009	December 31, 2008
ASSETS
Accounts receivable	$1,099	$308
Inventories, net	204	172
Other current assets	1,369	1,073
Total current assets	2,671	1,553

PROPERTY AND EQUIPMENT, net	458	655

OTHER ASSETS	56	-
Total other assets	56	-

Total Assets	$3,185	$2,208

LIABILITIES
Accounts payable	$1,028	$576
Accrued expenses and other current liabilities	356	252
Total liabilities	1,384	828

Net Assets	$1,802	$1,380

Construction and Engineering Services Business

In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”) consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) (together the “CES disposal group”) subsidiaries in order to raise operating capital and focus on its core industrial services operations.  As a result, the Company has reported Martell and Ideal as held-for-sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement.  On February 3, 2010 the Company completed the sale of 100 percent of the outstanding capital stock of Ideal and 100 percent of the outstanding membership units of Martell Electric to the Company’s President and CEO, John A. Martell, and his wife, Bonnie M. Martell for approximately $3,500, comprised of $1,000 for Ideal and $2,500 for Martell.  The sale proceeds consisted of a cash payment of $750 and a reduction of $2,750 of a $3,000 note owed to Mr. Martell by the Company.  The sales price is subject to a working capital adjustment that the Company estimates will result in a reduction of the sales price of between $1,500 and $1,800, and is expected to be determined during the second quarter of the Company’s 2010 fiscal year.  Under the terms of the sale agreement, any increase or reduction in the purchase price as a result of the working capital adjustment may be settled as a reduction or increase in the amount of the note payable to John A. Martell.  If working capital for CES is less than $2,900 at the sale date, the Company is required to pay the buyer the amount by which working capital is less than $2,900.  During the year ended December 31, 2009, the Company recognized an impairment on the goodwill recorded in its Ideal Consolidated reporting unit, a component of the Company’s Construction and Engineering Services segment, of $645, which was included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations.  The CES business will not be a related party to the Company after the completion of the sale.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

The following table provides revenue and pretax income (loss) from the CES disposal group discontinued operations:

	Years Ended December 31,
	2009	2008
Revenue from discontinued operations	$32,831	$34,295
Pretax income from discontinued operations	242	1,564

The assets and liabilities of the CES disposal group classified as held-for-sale operations at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $209 and $226, respectively	$6,317	$9,989
Inventories, net	172	198
Other current assets	2,325	931
Total current assets	8,814	11,118

PROPERTY AND EQUIPMENT, net	500	341
Goodwill	-	645

Total Assets	$9,314	$12,104

LIABILITIES
Accounts payable	$5,174	$3,083
Accrued expenses and other liabilities	1,279	2,412
Total liabilities	6,453	5,495

Net Assets	$2,861	$6,609

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

American Motive Power

In December 2009 the Company announced its plan to sell its American Motive Power, Inc. (“AMP”) subsidiary in order to focus on its core industrial services operations.  As a result, the Company has reported AMP as held-for-sale, and adjusted the carrying value of AMP’s long-lived assets at December 31, 2009 based on the sale agreement enter into in early 2010.  On March 15, 2010 The Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC Transport, LLC (“LMC”), an unrelated party, for approximately $0, net of transaction fees.  During the year ended December 31, 2009, the Company recognized impairment charges totaling $6,835 on the long lived assets of AMP, which were included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations.  AMP is a component of the Company’s Rail Services segment.  AMP will not be a related party to the Company following the completion of the sale.

The following table provides revenue and pretax loss from the AMP discontinued operations:

	Years Ended December 31,
	2009	2008
Revenue from discontinued operations	$4,435	$13,321
Pretax loss from discontinued operations	(11,523)	(2,621)

The assets and liabilities of AMP classified as held-for-sale operations at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $55 and $0, respectively	$491	$1,962
Inventories, net	1,152	1,903
Other current assets	723	1,587
Total current assets	2,365	5,452

PROPERTY AND EQUIPMENT, net	-	2,910

Goodwill	-	4,489
Other intangible assets, net	-	2,289
Other assets	262	-
Total other assets	262	6,778

Total Assets	$2,627	$15,140

LIABILITIES
Accounts payable	$643	$834
Accrued expenses and other current liabilities	1,576	1,133
Total liabilities	2,219	1,967

Net Assets	$408	$13,173

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

HK Engine Components

In December 2009 the Company announced its plan to sell its HK Engine Components (“HKEC”) subsidiary in order to focus on its core industrial services operations.  As a result, the Company has reported HKEC as held-for-sale.  The carrying value of the long lived assets of HKEC were adjusted to their estimated fair market values at December 31, 2009 based on the expected selling price of HKEC.  No impairment was recorded for the long lived assets of HKEC for the years ended December 31, 2009 or 2008.  The Company expects the sale of HKEC to be completed during 2010.  HKEC is a component of the Company’s Rail Services segment.

The following table provides revenue and pretax loss from the HKEC discontinued operations:

	Years Ended December 31,
	2009	2008
Revenue from discontinued operations	$8,505	$12,975
Pretax income from discontinued operations	614	969

The assets and liabilities of HKEC classified as held-for-sale operations at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $142 and $172, respectively	$592	$1,534
Inventories, net	2,094	3,129
Other current assets	30	29
Total current assets	2,716	4,692

PROPERTY AND EQUIPMENT, net	1,233	1,422

Other assets	24	197

Total Assets	$3,973	$6,311

LIABILITIES
Accounts payable	$601	$1,305
Accrued expenses and other liabilities	308	486
Total liabilities	909	1,791

Net Assets	$3,064	$4,520

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE D - INVENTORY

Inventory consists of the following:

	December 31,	December 31,
	2009	2008

Raw materials	$2,705	$3,348
Work-in-process	2,486	4,326
Finished goods	855	1,404
	6,046	9,078
Less: allowance for slow moving and obsolete inventories	(697)	(673)
	$5,349	$8,405

At December 31, 2009 and 2008 inventory, net of allowance for slow moving, totaling $3,418 and $5,402, respectively, was classified as held-for-sale, including $172 and $198, respectively,  reported as Construction and Engineering Services and $3,246 and $5,204, respectively, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-Sale Operations).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008

Land and Buildings	$1,600	$1,600
Leasehold Improvements	378	378
Machinery & Equipment	8,063	7,996
Construction in Progress	-	208
Vehicles	978	995
Office & Computer Equipment	1,460	1,314
	12,479	12,491
Less Accumulated Depreciation	(5,429)	(4,008)
	$7,050	$8,483

Depreciation expense was $1,418 and $1,438 for years ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008 property and equipment, net of accumulated depreciation, totaling $1,733 and $5,325 respectively, was classified as held-for-sale, including $500 and $341, respectively,  reported as Construction and Engineering Services and $1,233 and $4,988, respectively, reported as Rail Services for segment reporting purposes.  During the year ended December 31, 2009, the Company recorded a charge of $2,945 for impairment write downs on the held-for-sale assets recorded in the AMP disposal group, which was included in the Company’s consolidated Statement of Operations within Loss from Discontinued Operations (See Note C, Discontinued and Held-for-Sale Operations).

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company evaluates its goodwill for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is assigned to reporting units within the company based on the operating and economic characteristics and the management of the various operating segments and components within those operating segments.  The amounts assigned to the various reporting units within the company are as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

	Magnetech Industrial Services	American Motive Power	Ideal Consolidated	Total

Balances as of January 1, 2008	$7,370	$-	$633	$8,003
Goodwill Acquired During the Year	461	5,377		5,838
Settlements and Adjustments	-	-	12	12
Impairment Charge	-	(887)	-	(887)
Balances as of December 31, 2008	7,831	4,490	645	12,966

Impairment Charge	-	(4,490)	(645)	(5,135)
Balances as of December 31, 2009	$7,831	$-	$-	$7,831

During the fourth quarter of 2009, the fair value of the Company’s American Motive Power reporting unit was estimated to be approximately equal to the selling price of AMP contained in the agreement for the sale of AMP completed on March 15, 2010.  The fair value of the Company’s Ideal Consolidated reporting unit was estimated to be approximately equal to the sale price of Ideal Consolidated, Inc. contained in the agreement for the sale of the Company’s CES business, completed on February 3, 2010, including an estimate for the requisite working capital adjustment.  The fair value of the Company’s Magnetech Industrial Services (“MIS”) reporting unit was estimated using a discounted cash flow model.  Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit.  For the goodwill testing completed during the fourth quarter of 2009 for its MIS reporting unit the Company used a cost of capital of 25%, and determined that the calculated fair value exceeded the carrying value by approximately 19%.  Accordingly, there was not impairment for this reporting unit.  An increase in the discount rate used in the analysis of more than 315 basis points or a decrease in projected 2010 through 2016 revenue of more than 10% would have resulted in a determination of impairment for MIS, however, management believes that the discount rate of 25% and the revenue projections used in its cash flow model are reasonable.

During the fourth quarter of 2008, the fair value of each reporting unit was estimated using a comparative market analysis and a discounted cash flow model.

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

The cost of capital for goodwill impairment testing completed during the fourth quarter of  2008 was estimated at 15% for 3-D and MIS, 18% for AMP and 25% for Ideal, and included risk premiums ranging from 8% to 16%.  As a result of its fourth quarter 2008 goodwill impairment testing the Company found that there was not impairment in the goodwill of its 3-D, Ideal and MIS reporting units but the goodwill of its AMP reporting unit was impaired, as described more fully below.

An increase in the discount rate used in the analyses of the Company’s 3-D reporting unit of 200 basis points would have resulted in a determination of impairment for that reporting unit, however management believes that the discount rate of 15% for 3-D which was used in its discounted cash flow model was reasonable.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

The Company has three reporting segments, the Industrial Services segment, the Construction and Engineering Services segment and the Rail Services segment.  The following table summarizes the components of goodwill by reporting segment:

	Industrial Services	Construction and Engineering Services	Rail Services	Total

Balances as of January 1, 2008	$7,370	$633	$-	$8,003
Settlements and Adjustments	-	12	-	12
Goodwill Acquired During the Year	461	-	5,377	5,838
Impairment Charge	-	-	(887)	(887)
Balances as of December 31, 2008	7,831	645	4,490	12,966

Impairment Charge	-	(645)	(4,490)	(5,135)
Balances as of December 31, 2009	$7,831	$-	$-	$7,831

During 2008, the Company recorded additional goodwill of $12 in the Construction and Engineering Services reporting segment related to its acquisition of Ideal Consolidated, $5,377 in the Rail Services segment related to its acquisition of AMP and $461 in the Industrial Services segment in relation to its acquisition of VEMS.

Goodwill Impairment - AMP

During the third quarter of 2009 the Company performed an interim evaluation of the goodwill of its American Motive Power (“AMP”) reporting unit for impairment, due to a significant decline in revenue and operating results experienced by the two reporting units.  As a result of the completion of this interim analysis and test for impairment of goodwill it was determined that goodwill related to the Company’s AMP reporting unit, a component of our Rail Services segment, was impaired.  As a result, an estimated goodwill impairment charge of $2,500 was recorded in the Company’s consolidated statement of operations for the quarter ended October 4, 2009.  This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill, and is reported in the Company’s Consolidated Statement of Operations within Loss From Discontinued Operations for the year ended December 31, 2009.  The fair value of AMP at October 4, 2009 was estimated to be approximately equal to the expected selling price of AMP obtained from the completion and distribution of an offering memorandum for the sale of the Company’s rail division.

As a result of the completion of our fiscal 2009 annual analysis and test for impairment of goodwill during the fourth quarter of 2009, it was determined that goodwill related to AMP, a component of our Rail Services segment, was further impaired.  As a result, a goodwill impairment charge of $1,990 was recorded in the Company’s Consolidated Statement of Operations within Loss From Discontinued Operations for the year ended December 31, 2009.  This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill.  The impairment charge is attributed to a decline in the estimated selling price of AMP due to the prior sale of the Company’s AMP Rail Services Canada, ULC subsidiary and the continuing operating difficulties experienced by AMP.

As a result of the completion of our fiscal 2008 annual analysis and test for impairment of goodwill during the fourth quarter of 2008, it was determined that goodwill related to AMP, a component of our Rail Services segment, was impaired.  As a result, a goodwill impairment charge of $887 was recorded in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations for the year ended December 31, 2008.  This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill.  The impairment charge was attributed to a decline in American Motive Power’s future discounted cash flows expected by the Company.

Goodwill Impairment – Ideal Consolidated

As a result of the completion of our fiscal 2009 annual analysis and test for impairment of goodwill during the fourth quarter of 2009, it was determined that goodwill related to Ideal Consolidated, a component of our Construction and Engineering Services segment, was impaired.  As a result, a goodwill impairment charge of $645 was recorded in the Company’s Consolidated Statement of

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Operations within Loss from Discontinued Operations for the year ended December 31, 2009.  This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill.  The impairment charge is attributed to a decline in the market value of the CES business caused, in part, by the unfavorable operating results and cash flow of the Company.

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

		December 31, 2009				December 31, 2008
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Impairment (See Note G, Asset Impairment)	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents and Trademarks	10	$4	$(3)	$-	$1	$4	$(3)	$1
Mutual Services Agreement	1	100	(100)	-	-	100	(100)	-
Technical Library	20	700	(73)	-	627	700	(38)	662
Customer Relationships	15-20	9,592	(1,044)	(1,626)	6,922	9,592	(533)	9,059
Non-Compete Agreements	3	807	(518)	(274)	15	807	(252)	555

Total		$11,203	$(1,738)	$(1,900)	$7,565	$11,203	$(926)	$10,277

Amortization of intangible assets was $812 and $889 for the years ending December 31, 2009 and 2008, respectively.  At December 31, 2008 other intangible assets, net of accumulated amortization, of $2,289, including $1,751 for customer relationships and $538 for non-compete agreements was classified as held-for-sale on the Company’s Consolidated Balance Sheets (See Note C, Discontinued and Held-for-Sale Operations).

The estimated future amortization expense related to intangible assets at December 31, 2009 is as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Year Ending December 31 --

2010	$431
2011	$428
2012	$421
2013	$421
2014	$421
Thereafter	$5,443

Total	$7,565

NOTE G – ASSET IMPAIRMENT

During the fourth quarter of 2009 the Company performed an evaluation of its long-lived assets that had indications that the carrying amounts may not be recoverable in accordance with the guidance in ASC 350 - Intangibles – Goodwill and Other and ASC 360 – Property Plant and Equipment.  In performing its evaluation, the company grouped assets classified as held and used with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities of the Company (“asset group”).  For assets classified as held-for-sale, the Company grouped assets to be disposed of together as a group in a single transaction (“disposal group”).  If the carrying amount of an asset group or disposal group exceeded its estimated fair value, an impairment loss was recognized.

The company grouped the long-lived assets of its AMP subsidiary as a disposal group (“AMP disposal group”) and determined that this disposal group had indications that the carrying amounts of its long-lived assets may not be recoverable, and should be evaluated for impairment.  The Company estimated the fair value of the AMP disposal group during the fourth quarter of 2009 based on the stock purchase agreement for AMP.

As a result of its evaluation, the Company determined that certain customer relationships, non-compete agreements and property, plant and equipment within its AMP disposal group, a component of the Company’s Rail Services segment, were impaired.  Accordingly, in the year ended December 31, 2009, the Company recorded $2,945, $1,626 and $274 of impairment charges to write the property, plant and equipment, customer relationships and non-compete agreements, respectively, down to their estimated fair values at December 31, 2009.  The impairment charge was recorded in the Company’s Consolidated Statement of Operations within Loss From Discontinued Operations.  There was no impairment recorded for long-lived assets for the year ended December 31, 2008.

The Company also evaluated the long lived assets, other than goodwill, of its CES disposal group and found that the assets were not impaired at December 31, 2009.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE H – SENIOR CREDIT FACILITY

Senior credit facility with Wells Fargo

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility was originally comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.

On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc.  The original maturity date of the note is January 1, 2011, at which time the note will automatically renew for one-year periods until terminated.  The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $3,307 and $7,460 at December 31, 2009 and 2008.  As of December 31, 2009 and 2008 there was $1,270 and $1,707 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate plus 3% as a result of the default notice as described below.  Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR plus 5.25%, as a result of the Fourth Amendment to the Credit Facility as described below.  Effective June 1, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 0.25% at December 31, 2009) plus 8.25%, as a result of the second Fourth Amendment to the Credit Facility as described below.

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

The real estate term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The real estate term note originally required monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. In December 2009, the Company began making additional monthly principal payments of $12 as a result of the sale of its AMP Canada, ULC. subsidiary.   Beginning in January 2010, additional weekly principal payments of $10 are required as a result of the Sixth Amendment to the Credit Facility signed on January 14, 2010 (See Note V, Subsequent Events).  The outstanding balance under the real estate term note as of December 31, 2009 and December 31, 2008 was $809 and $1,177.  From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the bank’s prime rate .  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the real estate term note

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the first Fourth Amendment to the Credit Facility as described below.  During May 2009, the company made an additional payment of $93 to reduce the outstanding principal balance of the real estate term note as a result of an appraisal of the real estate securing the note, as required by the first Fourth Amendment to the Credit Facility signed on April 14, 2009.  Effective June 1, 2009 the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.25% at December 31, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

The Company may prepay the term notes at any time, subject to certain prepayment penalties.  With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) the sum of 40% of the Company’s eligible construction related trade receivables (reduced to 35% July 22, 2009 and further reduced to 30% effective August 31 or lesser rate as determined by the lender) up to $1,750 (with such amount to be reduced by $50 per week beginning on August 3, 2009) and 85% of certain remaining eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $5,800 less any reserves established by Wells Fargo.

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

The April 2008 amendment also provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of December 31, 2009 and 2008 was $580 and $854.  Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR  plus 5.25%, as a result of the waiver agreement as described below.  Effective June 1, 2009 the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.25% at December 31, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

As part of the financing and the related amendments, the Company paid debt issue costs of $69 and is amortizing these costs to interest expense over the remaining term of the financing.   Debt issue costs amortized to interest expense were $40 and $14 for the years ended December 31, 2009 and 2008.  Debt issue costs amortization expense for the year ended December 31, 2009 includes an adjustment of $21 to write off a portion of the debt issue costs due to the reduction in the borrowing base as a result of the Second Fourth amendment and the Fifth amendment to the Credit Agreement.  Net debt issue costs at December 31, 2009 and 2008 were $14 and $31.  The Company also paid fees to Wells Fargo as part of the financing and the related amendments in the amount of $346. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility.  Debt discount accreted to interest expense was $194 and $54 for the years ended December 31, 2009 and 2008.  Debt discount accretion for the year

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

ended December 31, 2009 includes an adjustment of $105 to write off a portion of the debt discount due to the reduction in the borrowing base as a result of the Second Fourth amendment and the Fifth amendment to the Credit Agreement.  Net debt discount at December 31, 2009 and 2008 was $100 and $117.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $519 and $286 for the years ended December 31, 2009 and 2008.

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $3,000, respectively (together, the “Subordinated Indebtedness”) (See Note N, Related Party Transactions).  Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

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
•
Adjusted the interest rate on the revolving credit line and term notes (defined in the Credit Agreement as the “LIBOR Advance Rate”) to the Daily Three Month LIBOR (0.25% at December 31, 2009) plus 8.25%, effective June 1, 2009

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

In connection with the Fifth Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $25, payable on the date of the execution of the Fifth Amendment.

On January 14, 2010 the Company and Wells Fargo executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”).  The Sixth Amendment amended the Credit Agreement in the following respects:

•	Consented to the Company’s planned sale of its CES Business;
•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;
•	Required additional weekly principal payments of $10 on the real estate term note; and
•
Extended until January 27, 2010, and reduced to $1,000 the previously agreed upon requirement for the Company to raise $2,000 additional capital through subordinated debt, asset sales, or additional cash equity.

On February 14, 2010 the Company received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:

•	Revised the terms of Wells Fargo’s consent to the sale of the Company’s CES Business; and
•	Extended until February 19, 2010 the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009;
•	Adjusted the minimum book net worth covenant to $21,500 as of December 31, 2009;
•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500;
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and
•	Eliminated the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75, $25 of which is payable on the date of the execution of the Seventh Amendment with $25 due within 30 days.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE I – LONG TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2010, plus interest at prime rate (3.25% at December 31, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$2,000	$2,000

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2010, plus interest at prime rate (3.25% at December 31, 2009 and December 31, 2008) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Convertible Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate (3.25% at December 31, 2009 and December 31, 2008) less 1% through December 31, 2008, interest rate increased to prime plus 1% beginning on January 1, 2009 and was reset to the greater of 5% or prime plus 1% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	3,000	3,000

Liability for conversion option on note payable to Officer (See Note O, Derivative Instruments)	18	-

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime rate plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.25% at December 31, 2009) plus 8.25% beginning June 1, 2009, secured by certain real estate (see Note F, Senior Credit Facility)	809	1,177

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.25% at December 31, 2009) plus 8.25% beginning June 1, 2009, secured by inventory and substantially all machinery and equipment (see Note F, Senior Credit Facility)	580	854

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	147	173

Notes payable to bank in monthly principal payments of $1 through June 2009, without interest secured by certain vehicles	-	6

Notes payable in monthly installments of $1 through April 2014, without interest, secured by certain equipment.	136	-

Capital lease obligations	1,044	1,082
	9,734	10,292
Less: current portion	5,097	487

	$4,637	$9,805

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

At December 31, 2009 and 2008 debt totaling $283 and $230, respectively, was classified as held-for-sale, including $136 and $6, respectively,  reported as Construction and Engineering Services and $147 and $224, respectively, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-Sale Operations).

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

Each purchaser of debentures received common stock purchase warrants for no additional consideration.  Each warrant entitled its holder to purchase one share of common stock for a five year period at an exercise price of $0.025 per share. The Company has allocated warrants to purchase 170,224 shares of common stock among all purchasers of the debentures. The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants.  The following assumptions were used for such estimates:  no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year. The estimated fair value of these warrants was $836. This debt discount was amortized to interest expense over the term of the debentures. Interest expense was $0 and $30 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, warrants to purchase 169,167 shares of common stock had been exercised.

For its services as placement agent in the Debenture Offering, MISCOR issued to its placement agent, ten-year common stock purchase warrants to purchase 247,319 shares of MISCOR common stock at an exercise price of $0.025 per share.  The Company used the Black-Scholes valuation model in estimating the fair value of common stock purchase warrants.  The following assumptions were used for such estimates:  no dividend yield, no expected volatility, risk-free interest rate of 3.3% and an expected life of the common stock purchase warrants of one year.  The estimated fair value of the warrants issued to the placement agent was $1,546. As of December 31, 2009, warrants to purchase 246,320 shares of common stock had been exercised.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Long-term debt, debentures (continued)

The Company also paid the placement agent a fee of 10% of the amount raised in the offerings, or $403. In addition, for its services as securities counsel in the Debenture Offering, MISCOR issued 2,000 shares of its common stock to its securities counsel, the fair value of these shares was $12. The summation of these debt issue costs was $2,095. Interest expense was $0 and $40 for the years ended December 31, 2009 and 2008, respectively.

Capital Lease Obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of capital leases:

	December 31,	December 31,
	2009	2008

Machinery & equipment	$746	$774
Vehicles & trailers	84	84
Computer equipment & software	240	240
Furniture & office equipment	91	84
Less accumulated depreciation	(248)	(108)
	$912	$1,074

Minimum future lease payments required under capital leases as of December 31, 2009 are:

Years ending December 31,

2010	$178
2011	178
2012	178
2013	1,056
1,590

Less Imputed Interest	(546)

Present Value of Net Minimum Lease Payments	$1,044

Maturities of Long Term Debt

Aggregate maturities of long-term debt subsequent to December 31, 2009 are as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Years Ending December 31,	Amount

2010	$5,097
2011	1,116
2012	936
2013	1,650
2014	751
Thereafter	184
$9,734

Following is a summary of interest expense for the years ended December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008

Interest expense on principal	$989	$811

Amortization of debt issue costs	27	69

Amortization of debt discount - debentures and revolving notes payable	194	55

	$1,210	$935

Interest expense for the years ended December 31, 2009 and 2008 includes $192 and $140 allocated to discontinued operations and recorded on the Consolidate Statements of Operations within Loss From Discontinued Operations.

\
MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE J – STOCK BASED COMPENSATION

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

The Company accounts for stock based compensation in accordance with ASC 718, Compensation – Stock Compensation.(“ASC 718”).  ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

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

The following table summarizes the weighted-average assumptions that were used to value the Company’s option grants along with the weighted-average fair value of options awards for 2009 and 2008:

	2009	2008

Expected volatility	47.41%	43.37%
Risk free interest rate	1.55%	2.82%
Expected term	3.75 years	3.75 years
Vesting period	4 Years	4 Years
Term	5 Years	5 Years
Weighted average fair value	$1.23	$3.31

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

The company recorded compensation expense related to stock options of $33 and $47 for the years ended December 31, 2009 and 2008, respectively.

The activity in the Company’s stock option plan for the years ended December 31, 2009 and 2008 is as follows:

2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at beginning of year	61,600	$6.30

Granted	27,200	$9.04
Exercised	(8,450)	$6.00		$42
Forfeited	(3,750)	$4.92

Outstanding at December 31, 2008	76,600	$7.37	3.21	$(402)

Vested and Exercisable at December 31, 2008	25,150	$6.31	2.38	$(105)

2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at beginning of year	76,600	$7.37

Granted	8,000	$3.30
Exercised	-	$-		$-
Forfeited	(46,600)	$6.62

Outstanding at December 31, 2009	38,000	$7.43	2.41	$(266)

Vested and Exercisable at December 31, 2009	20,100	$6.84	1.84	$(129)

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Activity in the Company’s restricted stock plan for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Non-vested at Beginning of Year	21,200	$8.45	18,200	$6.30
Granted	1,500	3.30	17,000	9.13
Vested	(1,000)	6.23	(10,000)	6.23
Forfeited	(12,700)	7.88	(4,000)	7.14
Non-vested at End of Year	9,000	8.71	21,200	8.45

The total fair value of restricted stock that vested during 2009 and 2008 was $6 and $62.

The issuance of restricted stock was intended to lock-up key employees for a three year period. As a result, restricted stock is valued based on the closing price of the Company’s common stock on the date of the grant, and is amortized on a straight line basis over the three year term of the restriction period.  Compensation expense related to all restricted stock offers of $1 and $61 was recorded for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the total unrecognized restricted stock expense was $33, and is expected to be recognized over a weighted average period of 15 months.

Employee Stock Purchase Plan

In December 2006, the Corporation's Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the "ESPP") under which eligible employees may purchase the Company's common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee's base salary (not to exceed $5,000 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock.  Purchases totaling 53,680 and 17,282 shares were made under the ESPP during the years ended December 31, 2009 and 2008. As of December 31, 2009 there were 558,867 shares available for future offerings. The Company recorded compensation expense of $21 and $35 for the years ended December 31, 2009 and 2008, respectively.  On October 1, 2009 the Company indefinitely suspended its Employee Stock Purchase Plan.

We estimated the fair value of employee stock plan purchases using the Black-Scholes option pricing model.  The valuation model requires the input of subjective assumptions including the expected volatility and lives.  Actual values of purchases could vary significantly from the results of the calculations.  The following weighted-average assumptions were used to value employee stock plan purchases in 2009 and 2008:

	2009	2008

Expected Volatility	47.55%	43.20%
Risk-free interest rate	0.17%	1.85%
Expected term	0.25 years	0.25 years
Dividend yield	0%	0%

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE K – ACQUISITIONS

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

In December 2009, the Company announced its planned divestiture of AMP and accordingly the assets and liabilities of AMP were classified as held-for-sale on the Company’s Consolidated Balance Sheets (See Note C, Discontinued and Held-for-sale Operations).

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

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
$1,094

The following table presents the unaudited results of operations of the Company as if all of the acquisitions had been consummated as of January 1, 2008 and includes certain proforma adjustments, including depreciation and amortization on the assets acquired.

2008

Revenues	$125,426
Net loss	(1,478)
Basic and diluted loss per share	(0.13)

NOTE L - INCOME TAXES

Deferred income taxes result primarily from net operating loss carryforwards and temporary differences in the bases of certain assets and liabilities for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

	December 31,
	2009	2008
Deferred Tax Assets:
Net Operating Loss Carryforwards	$6,493	$2,148
Accounts Receivable	413	366
Inventory	527	497
Warranty Reserve	165	188
Accrued Expenses and Other	21	397
Total Gross Deferred Tax Assets	7,619	3,596
Valuation Allowance	(6,977)	(2,111)
	642	1,485
Deferred Tax Liabilities:
Property, Equipment and Intangibles	(642)	(1,485)

Net Deferred Tax Asset	$-	$-

The valuation allowance has been established due to the uncertainty of realizing the benefits of tax loss carryforwards.  The allowance increased $4,866 and $1,180 during the years ended December 31, 2009 and 2008, respectively, due primarily to increases in the loss carryforwards for 2009 and 2008. At December 31, 2009, net operating loss carryforwards of $16,232 were available to be applied against future taxable income that expire in various years from 2020 to 2029. A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. In addition, at December 31, 2009 unused work opportunity tax credits of $154 were available to be applied against future income tax that expire in future years from 2026 to 2029.

For the years ended December 31, 2009 and 2008, current income tax expense of $0 and $101 is attributable to various state and local income taxes.

The Company did not identify any uncertain tax positions taken or expected to be taken in a tax return which would require adjustment to the consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE M - LEASE COMMITMENTS

The Company leases its South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from companies controlled by its CEO under agreements expiring between August 2010 and May 2012.  The Company leases its main Martell Electric facility from Martell Properties, LLC under an agreement expiring in December 2011. The facility is owned by the children of the CEO. The Company leases the Hagerstown, Maryland facility from a Partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. The Company leases its Merrillville, Indiana; Huntington, West Virginia; Cincinnati, Ohio, Dansville, New York; and Visalia California facilities from unrelated parties under agreements expiring between April 2010 and December, 2014. Total rent expense for all facility leases was approximately $2,563 and $2,121 for the years ended December 31, 2009 and 2008, respectively.

The Company also leases other manufacturing and office equipment and vehicles under operating leases with varying terms expiring through April 2011.  Total rent expense under these leases was approximately $1,316 and $975 for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments required under the operating leases in effect as of December 31, 2009 are as follows:

Years Ending December 31,

2010	$2,805
2011	2,345
2012	1,617
2013	1,487
2014	1,487
Thereafter	1,575
$11,316

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE N - RELATED PARTY TRANSACTIONS

Long-term debt, officers

The Company is indebted to its CEO for a note payable (“CEO Note”) with a principal balance of $3,000 at December 31, 2009 and 2008 (See Note G, Senior Credit Facility and Note H, Long Term Debt). Interest is payable monthly at prime minus 1% through December 31, 2008.  The CEO Note matured on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%.  In October 2008, the company elected to extend the maturity of the CEO Note for five years.  Under the terms of the note, principal payments are due monthly in the amount of $50 beginning February 1, 2009 through December 31, 2013 when all outstanding principal and any accrued interest is due.  However, the Company’s CEO signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibits principal payments on this note as long as there is an outstanding balance on the senior credit facility.  On February 3, 2010, the CEO Note was partially forgiven as part of the purchase price for the Company’s CES business (See Note C, Discontinued and Held-for-sale Operations and Note V, Subsequent Events).  Interest expense on the note was $144 and $114 for the years ended December 31, 2009 and 2008.

The CEO Note also includes a conversion option whereby outstanding principal and accrued interest under the note may be converted to common stock at a price of $2.50 per share at any time at the election of the holder (See Note O, Derivative Instruments).

The Company is indebted to the former members of 3-D, one of whom served as President of MIS through November 20, 2009, for notes payable with a balance of $2,000 at December 31, 2009 and 2008 (See Note H, Senior Credit Facility and Note I, Long Term Debt).  Interest is payable monthly at prime. The loan matures on November 30, 2010.  Interest expense on the note was $60 and $111 for the years ended December 31, 2009 and 2008.

Leases

As discussed in Note M, Lease Commitments, the Company leases its South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from its CEO.  Total rent expense under these agreements was approximately $295 and $333 for the years ended December 31, 2009 and 2008, respectively.

In 2005, the Company leased a manufacturing facility in Hagerstown, Maryland from a Partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. Rent expense under the lease was approximately $156 and $155 for the years ended December 31, 2009 and 2008, respectively.

In January 2007, the Company leased a facility in South Bend, Indiana from Martell Properties, LLC under an agreement expiring in December 2011. The facility is owned by the children of the CEO. Rent expense under the lease was approximately $89 for the years ended December 31, 2009 and 2008.

In November 2007, The Company leased a facility in Massillon, Ohio from a partnership, one partner of which is an officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $540 for the years ended December 31, 2009 and 2008.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE O – DERIVATIVE INSTRUMENTS

Effective January 1, 2009, the Company adopted new accounting guidance which clarified the determination of whether equity-linked instruments (or embedded features), such as our convertible securities and warrants to purchase our common stock, are considered indexed to our own stock, which would require certain treatment under the guidance for accounting for derivative instruments.  As a result of adopting the new guidance, a conversion option on a note payable to our CEO, which was previously treated as equity, has been considered a derivative liability since the beginning of 2009.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

The impact of the January 1, 2009 adoption of the new accounting guidance is summarized in the following table:

	December 31, 2008	Impact of New Accounting Guidance Adoption	January 1, 2009

Long-term debt, Officers	$5,000	$638	$5,638
Total long-term liabilities	9,635	638	10,273

Total liabilities	$36,033	$638	$36,671

Additional paid in capital	$9,056	$(638)	$8,418

Total Stockholders' equity	$42,757	$(638)	$42,119

The estimated fair values of the derivative liabilities are recorded as Long-term debt, Officers on the Company’s Consolidated Balance Sheets.  Changes in the estimated fair values of the derivative liabilities are recorded in the Company’s Consolidated Statement of Operations.  The effect of marking the derivative liability to its estimated fair value resulted in non-cash income (expense) at the end of each of the Company’s fiscal quarters during 2009 as shown in the table below (in thousands except for per share amounts):

	December 31, 2009	October 4, 2009	July 5, 2009	April 5, 2009	January 1, 2009

Estimated fair value	$18	$154	$83	$262	$638
Income/(Expense)	136	(71)	179	376	-
Net income as filed	(9,538)	(4,406)	(2,819)	(3,706)
Restated for impact of new accounting guidance adoption	(10,021)	(4,477)	(2,640)	(3,330)
Effect on earnings per share	$0.01	$(0.01)	$0.02	$0.03

The Company used a Black-Scholes option pricing model to estimate the fair value of the derivative liability at January 1, 2009 and the end of each of the Company’s fiscal quarters during 2009, using a weighted average of 713,750 optionable shares along with the following assumptions:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

	December 31, 2009	October 4, 2009	July 5, 2009	April 5, 2009	January 1, 2009

Expected volatility	46.80%	47.24%	47.57%	47.59%	47.48%
Risk-free interest rate	2.69%	2.22%	2.43%	1.87%	1.72%
Expected term	5 years	5.25 years	5.5 years	5.75 years	6.0 years
Dividend yield	0%	0%	0%	0%	0%

NOTE P – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Assets measured at fair value on a recurring basis

The following table provides the fair value hierarchy for financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2009, using:
	Total Carrying Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Observable Other Inputs (Level 2)	Significant Unobservable Other Inputs (Level 3)

Note Payable Conversion Option (See Note N, Related Party Transactions)	$18	-	-	$18

Assets measured at fair value on a non-recurring basis

The following table provides the fair value hierarchy for assets measured at fair value on a non-recurring basis:

		Fair Value Measurements at December 31, 2009, using:
	Total Carrying Value at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Observable Other Inputs (Level 2)	Significant Unobservable Other Inputs (Level 3)	Total Gains (Losses)

Long lived assets held for sale (See Note C,
Discontinued and Held-for-Sale
Operations and Note F, Goodwill and
Other Intangible Assets)	$1,733	$-	$1,733	-	$(9,980)

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Note receivable and debt

As of December 31, 2009, market rates on similar notes for similar terms and remaining maturities are used to estimate the fair value of existing notes receivable at the present value of expected cash flows.  At December 31, 2009, the fair value of the note receivable, with a carrying value of $390 is estimated at $390, and is based on the estimated future cash flows discounted at terms at which the Company estimates the note would be issued at to unrelated parties.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

As of December 31, 2009 and 2008, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows.  As of December 31, 2009, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the CEO and former members of 3-D.  At December 31, 2009 and 2008, the aggregate fair value of debt, with an aggregate carrying value of $11,879 and $16,670, respectively, is estimated at $12,597 and $16,670, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE Q - RETIREMENT PLANS

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

The plans do not maintain information of net assets, and the actuarial present value of the accumulated share of the plan’s unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time.  Total contributions to the plans were $1,296 and $1,438 for the years ended December 31, 2009 and 2008, respectively.

In 2002, the Company adopted two defined contribution profit-sharing plans covering substantially all of its full-time employees.  The plans contain deferred-salary arrangements under Internal Revenue Code Section 401(k).  One plan is for all employees not covered under collective bargaining agreements. Employer contributions may be made at the discretion of the Board of Directors.  Under the second plan, which is for all employees covered by collective bargaining agreements, there is no provision for employer contributions. 3-D Services adopted a defined contribution profit-sharing plan covering substantially all of its full-time employees.  The plan contains deferred-salary arrangements under Internal Revenue Code Section 401(k). Employer contributions may be made at the discretion of the Board of Directors. Employer contributions to the plans were $176 and $154 for the years ended December 31, 2009 and 2008, respectively.

The Company had a simple retirement plan covering certain full-time non-union employees of Ideal, which was terminated in January 2009 when the Company’s other defined contribution plans were made available to the participants in the Ideal simple plan.  The Company contributed to the plan at its discretion.  Through December 31, 2008 the Company contributed 100% of employee contributions to the plan up to a maximum of 3% per year per employee.  Contributions to the plan for the years ended December 31, 2009 and 2008 were $0 and $5.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE R - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap, and rail industries.  Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries.  However, management believes that its billing and collection policies are adequate to minimize the potential credit risk.  At December 31, 2009 and 2008, approximately 12% and 9% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 19% and 17% of gross receivables were due from entities in the rail industry. At December 31, 2009, one customer, of the Construction and Engineering Services segment, accounted for approximately 10% of gross accounts receivable.  At December 31, 2008, one customer, of the Construction and Engineering Services segment, accounted for approximately 13% of gross accounts receivable.  No single customer accounted for more than 10% of sales for the years ended December 31, 2009 and 2008.

NOTE S - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At December 31, 2009 and 2008, approximately 34% and 26% of the Company’s employees were covered by multi-employer collective bargaining agreements.  Four of the collective bargaining agreements expire in 2010 representing 30% of the Company’s employees at December 31, 2009.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business.  Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

On September 30, 2005, the Company entered into an employment agreement with its President and CEO. The agreement was for an initial three-year term, subject to earlier termination as provided in the agreement.  Effective January 1, 2009, the agreement automatically renewed for a one-year period.  At each year-end, the agreement will again automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement.  The employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive without good reason, or due to death or disability. The benefits include continuation of a multiple of the executive’s base salary for three years any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year.

On August 20, 2008, the Company entered into an employment agreement with an executive officer for an initial three-year term, effective January 14, 2008, subject to earlier termination as provided in the agreement.  The term will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive without good reason, or due to death or disability. The benefits include continuation of executive’s base salary for one year, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year (See Note V, Subsequent Events).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE T – SEGMENT INFORMATION

The Company reports segment information in accordance with ASC 280, Segment Reporting.

In the fourth quarter of 2008, the Company re-aligned its segment reporting into three segments to more accurately reflect the way the Company’s CEO, the chief operating decision maker, manages the Company.  In December 2009, the Company announced a restructuring plan to divest its subsidiaries in the Construction and Engineering Services and Rail Services segments in order to concentrate on its core competency of Industrial Services.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note B.  The Company evaluates the performance of its reporting segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2009 and 2008 is shown in the following tables:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

2009	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Discontinued/ Held-for-Sale Operations	December 31, 2009 Consolidated

External revenue:
Product sales	$3,971	$-	$8,505	$-	$-	$(8,505)	$3,971
Service revenue	27,419	32,831	8,278	-	-	(41,109)	27,419
Intersegment revenue:
Product sales	-	-	-	-	-	-	-
Service revenue	164	100	2	-	(266)	-	-
Depreciation Included in Cost of Revenues	1,246	101	564	-	-	(665)	1,246
Gross profit	2,689	3,223	717	-	-	(3,940)	2,689
Other depreciation & amortization	445	28	2,443	150	-	(2,471)	595
Asset impairment charges	-	-	4,845	-	-	(4,845)	-
Goodwill impairment charges	-	645	4,490	-	-	(5,135)	-
Interest expense	287	1	24	898	-	(192)	1,018
Net income (loss)	(5,331)	(316)	(12,748)	(2,073)	-	-	(20,468)
Total assets	31,723	9,397	6,600	450	-	-	48,170
Capital expenditures	73	288	476	15		(764)	88

2008	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Discontinued/ Held-for-Sale Operations	December 31, 2008 Consolidated

External revenue:
Product sales	$10,510	$-	$12,975	$-	$-	$(12,975)	$10,510
Service revenue	50,989	34,295	14,477	-	-	(48,772)	50,989
Intersegment revenue:
Product sales	-	-	-	-	-	-	-
Service revenue	1,085	155	67	-	(1,307)	-	-
Depreciation Included in Cost of Revenues	1,179	85	588	-	-	(673)	1,179
Gross profit	12,505	3,310	1,949	-	-	(5,259)	12,505
Other depreciation & amortization	581	22	201	96	-	(223)	677
Goodwill impairment charges	-	-	887	-	-	(887)	-
Interest expense	273	-	33	629	-	(140)	795
Net income (loss)	2,471	712	(3,269)	(1,369)	-	-	(1,455)
Total assets	41,892	12,113	23,653	1,132	-	-	78,790
Capital expenditures	1,209	40	1,423	398	-	(1,463)	1,607

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE U – SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Year Ended December 31,
	2009	2008

Conversion of subordinated debentures	$-	$3,233

Issuance of restricted stock	$5	$155

Assumption of accounts payable and accrued liabilities in conjunction with asset acquisition	$-	$2,549

Issuance of common stock in conjunction with acquisition	$-	$3,500

Cashless exercise of warrants	$-	$16

Reclass of conversion option to liability	$620	$-

Equipment acquired through capital lease obligation	$79	$1,099

NOTE V – MANAGEMENT PLAN

During 2009, the Company incurred a net operating loss. In addition, during 2009, the Company was periodically not in compliance with financial and other covenants required under its existing senior debt agreement. Due to these factors, , the Company’s Board of Directors approved a restructuring plan, which led to the public announcement on December 23, 2009, of the Company’s sale of its Montreal-based rail subsidiary and its intent to divest its remaining subsidiaries in the Rail Services and Construction Services subsidiaries, to allow MISCOR to concentrate on industrial and utility services as the refocused vision for the Company.  In February 2010 the Company announced the completion of the Construction Services divestiture and a plan to re-locate its corporate headquarters to Massillon, OH.  The restructuring plan also included reductions in operating expenses through workforce downsizing and furloughs, short term idling of excess production capacity, suspension of pay increases and bonuses, and consolidations of certain operational and administrative functions, which have resulted in a significant reduction of the Company’s ongoing operating expenses.  In addition, the Company’s backlog within its Industrial Services operations has increased by approximately 70% over the past year.  Through April 15, 2010, the Company has completed its divestiture of its CES businesses and two of the three operating units of its Rail Services business.  These divestitures have resulted in a reduction of the Company’s working capital requirements, and will allow Management to focus on and devote appropriate resources to its Industrial Services businesses.  Although the Company has been in violation of its bank covenants in the past, Management was successful in negotiating waivers and amendments to its credit facilities. Based on its fiscal 2010 budget, the Company believes it will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010. In the event the Company were unable to attain the results expected based on the budget, the Company may have future debt covenant violations and the lender could claim a default and demand repayment.  If the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE W – SUBSEQUENT EVENTS

Officer Resignations

On January 6, 2010, Richard A. Tamborski, Executive Vice President and Chief Operating Officer, resigned his positions with the Company effective January 6, 2010, to pursue other business opportunities.  On January 10, 2010, Mr. Tamborski resigned his position as a member of the Company’s Board of Directors.

In conjunction with Mr. Tamborski’s resignation, the Employment Agreement dated
January 14, 2008, between the Company and Mr. Tamborski will terminate on the effective date of resignation, other than those provisions of the Employment Agreement that by their terms survive termination of employment.

On January 21, 2010, the Board of Directors of MISCOR appointed Michael D. Topa to serve as a director.  Mr. Topa’s appointment fills the vacancy left after Richard A. Tamborski resigned as a director.  There is no plan, contract or arrangement with Mr. Topa for his service as a director.

In February 2010, the Company announced its undertaking of a search for a new CEO.  The Company’s current President and CEO, John A. Martell, announced his intention to resign as the Company’s CEO in conjunction with his purchase of the Company’s CES business (See Note C, Discontinued and Held-for-Sale Operations).  Mr. Martell intends to remain with the Company as its CEO while it conducts its search for a new CEO.  Mr. Martell intends to continue as Chairman of the Board of the company after a new CEO is hired.

CES sale

On February 3, 2010 the Company completed the sale of 100 percent of the outstanding capital stock of Ideal and 100 percent of the outstanding membership units of Martell Electric to the Company’s President and CEO, John A. Martell, and his wife, Bonnie M. Martell for approximately $3,500, comprised of $1,000 for Ideal and $2,500 for Martell.  The sale proceeds consisted of a cash payment of $750 and a reduction of $2,750 of a $3,000 note owed to Mr. Martell by the Company.  The sales price is subject to a working capital adjustment that the Company estimates will result in a reduction of the sales price of between $1,500 and $1,800, and is expected to be determined during the second quarter of the Company's 2010 fiscal year.  Under the terms of the sale agreement, any increase or reduction in the purchase price as a result of the working capital adjustment may be settled as a reduction or increase in the amount of the note payable to John A. Martell (See Note C, Discontinued and Held-for-Sale Operations).  The Company does not have an estimate of the gain or loss that will be recorded in 2010 as a result of this sale.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

Exchange of Note Payable, Officer

On February 3, 2010 a note payable to the Company’s CEO in the original principal amount of $3,000, originally issued January 1, 2004 (“CEO Note”) was exchanged for a new note in the original principal amount of $425 in conjunction with the sale of the Company’s CES business to its CEO. The new note bears interest at the greater of 5% or the prime rate plus 2%, and requires monthly principal payments of $5, subject to the approval of Wells Fargo, beginning April 1, 2010 with all remaining outstanding principal and any unpaid accrued interest due on February 28, 2012.  The new note is secured by certain personal property of the Company, subject to a subordination agreement that subordinates the obligations of the Company under this note to the Wells Fargo credit facility.  The principal balance of this note will be increased or decreased based on the settlement of the working capital adjustment as specified in the sale agreement for the Company’s CES business.  (See Note C, Discontinued and Held-for-Sale Operations).

The CEO Note included a conversion option whereby outstanding principal and accrued interest under the note may be converted to common stock at a price of $2.50 per share at any time at the election of the holder. The new note does not have a conversion feature, and as a result, the conversion option expired on February 3, 2010 with the cancellation of the original note (See Note N, Related Party Transactions and Note O, Derivative Instruments).

AMP Sale

On March 15, 2010 The Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC for approximately $0, net of transaction fees (See Note C, Discontinued and Held-for-Sale Operations).  The Company does not have an estimate of the gain or loss that will be recorded in 2010 as a result of this sale.

Amendments to Senior Credit Facility

On January 14, 2010, the Company and Wells Fargo executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) that includes the consent of Wells Fargo to the CES Sale, the requirement that the Company must raise at least $1,000 of additional capital by January 27, 2010, and the requirement that the Company must pay an additional $10 per month to Wells Fargo to reduce the unpaid principal balance relating to the Real Estate Note dated January 14, 2008.

On February 9, 2010 the Company received a letter agreement from Wells Fargo which revised the terms of Wells Fargo’s consent to the CES sale and extended until February 19, 2010 the previously agreed upon requirement for the Company to raise at least $1,000 of additional capital (See Note H, Senior Credit Facility).

On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009;
•	Adjusted the minimum book net worth covenant to $21,500 as of December 31, 2009;
•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500;
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and
•	Eliminated the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75, $25 of which is payable on the date of the execution of the Seventh Amendment with $25 due within 30 days and $25 due within 60 days.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE X – SUMMARIZED QUARTERLY DATA (UNAUDITED)

The following is a summary of the unaudited results of operations for each quarter in 2009 and 2008:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2009
Sales	$10,259	$6,951	$7,552	$6,628
Gross Profit	676	663	633	717
Costs and Expenses	3,841	2,861	2,616	2,081
Loss From Continuing Operations	(3,165)	(2,198)	(1,983)	(1,364)
Loss From Discontinued Operations	(541)	(620)	(2,423)	(8,174)
Net Loss	$(3,706)	$(2,819)	$(4,406)	$(9,538)

Basic and Diluted Loss per Common Share
From Continuing Operations	$(0.27)	$(0.19)	$(0.17)	$(0.12)
From Discontinued Operations	(0.05)	(0.05)	$(0.20)	(0.69)
Basic and Diluted Loss per Common Share	$(0.32)	$(0.24)	$(0.37)	$(0.81)

Year Ended December 31, 2008
Sales	$15,419	$14,083	$14,620	$17,377
Gross Profit	3,384	3,040	2,808	3,273
Costs and Expenses	3,238	2,607	3,915	3,644
Income (Loss) From Continuing Operations	146	433	(1,107)	(371)
Income (Loss) From Discontinued Operations	311	177	1,578	(2,622)
Net Income (Loss)	$457	$610	$471	$(2,993)

Basic and Diluted Earnings (Loss) per Common Share
From Continuing Operations	$0.01	$0.04	(0.09)	$(0.03)
From Discontinued Operations	0.03	0.01	0.13	(0.22)
Basic and Diluted Earnings (Loss) per Common Share	$0.04	$0.05	$0.04	$(0.25)

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of MISCOR’s internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2009, MISCOR’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information contained under the captions “Proposal 1: Election of Director,” “Executive Officers,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Other Business – Director Nominations by Shareholders” in our proxy statement for the 2009 annual meeting of shareholders (the “Proxy Statement”) is incorporated by reference in this Item 10.

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

Exhibit Number	Description
3.2	Amended and Restated Code of By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 21, 2007)
3.3	Amended and Restated Code of By-laws of MISCOR Group, Ltd. (amended as of July 22, 2009) (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on July 28, 2009)
4.1	Specimen certificate of common stock 2004 (incorporated by reference to Exhibit 4.2.1 to the registrant's Form 10-K filed March 31, 2004)
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
4.9
Secured Convertible Minimum Borrowing Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.10
Secured Convertible Term Note dated August 24, 2005 issued to Laurus Master Fund, Ltd.  (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.11
Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.11a
Amendment to Promissory Note dated April 14, 2009 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

4.11b
Secured Promissory Note dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

4.12
Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 4.12 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.13
Amendment to Conversion Option dated November 28, 2007, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and John A. Martell (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

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

10.56a	Second Amendment to Credit and Security Agreement dated August 28, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.56a to the registrant's Registration Statement on Form S-1 (Reg. No. 333-154649))
10.56b	Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56b of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)
10.56c	Fourth Amendment to Credit and Security Agreement dated July 22, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed July 28, 2009)
10.56d	Fifth Amendment to Credit and Security Agreement dated September 16, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 21, 2009)
10.56e	Sixth Amendment to Credit and Security Agreement dated January 14, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed January 21, 2010)
10.56f
Letter Agreement dated September 8, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant, acknowledged and agreed to by the registrant and such subsidiaries on September 16, 2009 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 21, 2009)

10.56g	Consent and release by Wells Fargo Bank, National Association, dated March 15, 2010 (incorporated by reference to Exhibit 10.10 to the registrant's Current Report on form 8-K filed on March 15, 2010)
10.56h	Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 9, 2010)
10.56i	Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant.
10.57	Revolving Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.58	Real Estate Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.59	Real Estate Mortgage, Security Agreement and Assignment of Rents and Leases dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.60	Collateral Pledge Agreement dated January 14, 2008, between Wells Fargo Bank and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.61	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and 3-D Service, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.62	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.63	Standby Letter of Credit Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.64	Subordination Agreement between Wells Fargo Bank and John A. Martell (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.65	Subordination Agreement between Wells Fargo Bank and Strasbourger, Pearson, Tulcin, Wolffe, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.66	Subordination Agreement among Wells Fargo Bank, BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.67	Lease Agreement dated January 16, 2008, between Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)
10.68	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)
10.69	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Richard Rizzieri (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

Exhibit Number	Description
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

10.75	AMP Canada Services Canada Share and Debt Purchase Agreement, dated December 18, 2009, by and between American Motive Power, Inc. (a wholly-owned subsidiary of the registrant) and 4107730 Canada Inc. (d/b/a Novatech Inc.), and joined in by the registrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on form 8-K filed on December 23, 2009)
10.76	Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on February 9, 2010)
10.77	Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 9, 2010)
10.78	Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 9, 2010)
10.79	Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 9, 2010)
10.80	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on February 9, 2010)
10.81
AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.82
Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.83
Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.84
Lease Agreement dated January 16, 2008, between Dansville Properties, LLC, and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.85
Mutual Release of January 2008 Obligations among the registrant, American Motive Power, Inc., and certain affiliates of LMC Transport, LLC (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.86
AMP Stock Purchase Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.87
Non-Compete Agreement dated January 16, 2008, between Lawrence Mehlenbacher and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.88
Non-Compete Agreement dated January 16, 2008, between Richard Rizzieri and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.89
Non-Compete Agreement dated January 16, 2008, between Thomas Coll and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.90
Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
21.1	Subsidiaries of the registrant
23.1	Consent of Asher & Company, Ltd.
23.2	Consent of BDO Seidman LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications
______________
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

MISCOR GROUP, LTD.

April 15, 2010	By:	/s/ JOHN A. MARTELL
John A. Martell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MARTELL	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 15, 2010
John A. Martell

/s/ MICHAEL D. TOPA	Interim Chief Financial Officer	April 15, 2010
Michael D. Topa

/s/ WILLIAM J. SCHMUHL, JR.	Director	April 15, 2010
William J. Schmuhl, Jr.