Form 10-K/A
period 2009-12-31
MISCOR GROUP, LTD.
filed 2010-04-19
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment #1

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

EXPLANATORY NOTE

MISCOR Group, LTD. (referred to as the “Company” or “Miscor”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 originally filed with the Securities and Exchange Commission on April 15, 2010 (the “Form 10-K”) solely to add the signed opinion of its independent registered public accounting firm, BDO Siedman, LLP, in (i) Part IV, Item 15 and (ii) Exhibit 23.2 of the Form 10-K, insert the table describing information regarding our equity compensation plans under Part II, Item 5, and to correct certain immaterial typographical errors. The signed opinion of BDO Siedman, LLP and the equity compensation plan table were inadvertently omitted from the Form 10-K.

As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, new certifications by the principal executive officer and the principal financial officer of the Company have been filed as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 1 under Part IV, Item 15. Except for adding the signed opinion of the independent registered public accounting firm, no other changes have been made to Exhibit 23.2. The only changes to Part IV, Item 15, other than adding the signed opinion of the independent registered public accounting firm and the correction of certain immaterial typographical errors, is that certain exhibits which were filed with the Form 10-K are incorporated by reference into this Amendment No. 1 from the Form 10-K.

Except as described above, no changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures and should be read in conjunction with the Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

- INDEX –

i

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88

Item 9A.	Controls and Procedures	89

Item 9B.	Other Information	89

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

Construction and Engineering Services Segment

Business Strategy

In December 2009, we announced our plan to divest our Construction and Engineering Services (“CES”) businesses in order to concentrate on our core business of Industrial Services.  In February 2010 we completed the sale of our CES business to our President and CEO, John A. Martell and his wife Bonnie M. Martell.  The transaction was structured as the sale of the outstanding capital stock of Ideal and the outstanding membership units of Martell Electric.  The purchase price for the two business units was $3.5 million, which consisted of a cash payment of $750,000 and a reduction of $2.75 million of a $3.0 million note owed to Mr. Martell by the Company.  The purchase price is subject to a working capital adjustment that the Company estimates will result in a reduction of the sales price of between $1,500 and $1,800, and is expected to be determined during the second quarter of 2010.  (See Note C, Discontinued and Held-for-sale Operations and Note W, Subsequent Events in our Notes to Consolidated Financial Statements).

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

In March 2010 we completed the sale of 100 percent of the outstanding stock of AMP to LMC Transport, LLC (“LMC”).  The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued and Held-for-sale Operations and Note W, Subsequent Events in our Notes to Consolidated Financial Statements).

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Through December 31, 2009 we conducted our business from fourteen locations in the United States. We lease facilities in South Bend, Hammond, and Merrillville, Indiana; Boardman, Cincinnati and Massillon, Ohio; Hagerstown, Maryland; Dansville, New York; Huntington, West Virginia; and Visalia, California.  Our leases have terms expiring at various times through November 2017, with annual base rental payments ranging from $39,000 to $540,000. Our lease obligations for two of our South Bend, Indiana locations used in our Construction and Engineering Services segment and our Dansville, New York location used in our Rail Services segment terminated with the divestitures of these businesses in February and March 2010, respectively (See Note C, Discontinued and Held-for-Sale Operations and Note W, Subsequent Events in our Notes to Consolidated Financial Statements). We own our facilities in Weston, West Virginia and Saraland, Alabama.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans

The following table presents information reqarding our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	38,0001,2	$7.43	699,6973

Equity compensation plans not approved by security holders	-	NA	88,000

Total	38,000	$7.43	787,667

(1)
Represents shares of our common stock issuable upon exercise of stock options issued under our 2005 Stock Option Plan.  This Plan contains customary anti-dilution provisions that are applicable in the event of a stock split, stock dividend or certain other changes in MISCOR’s capitalization.

(2)	Of this amount, options to acquire 17,900 shares of common stock were not exercisable as of December 31, 2009.
(3)
This amount assumes the grant of all stock options, which count as only one share against the total number of shares authorized for issuance under the 2005 Stock Option Plan.  If options relating to the number of shares listed in column (a) of the table as previously issued under the Plan expire or otherwise terminate without having been exercised in full, then the amount listed in column (c) will increase because the number of shares underlying any such options will become available for future issuance under the Plan.

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

During 2008, options to acquire 27,200 shares of common stock were granted under the Plan.  During 2009, options to acquire 8,000 shares of common stock were granted under the Plan.  As of December 31, 2009, options to acquire a total of 123,000 options have been granted to participants, of which 63,800 have been forfeited, leaving 140,800 shares available for future option grants under the Plan.

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

During 2008, 16,000 shares of restricted stock were granted under the Plan. During 2009, 1,500 shares of restricted stock were granted under the Plan. As of December 31, 2009, 36,700 shares of restricted stock have been granted to participants, of which 18,700 have been forfeited, and 6,000 shares have been re-purchased, leaving 88,000 shares available for future offers and issuance under the Plan.

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

On February 3, 2010 we completed the sale of our Construction and Engineering Services business consisting of our wholly owned subsidiaries Martell Electric, LLC and Ideal Consolidated, Inc. (“Ideal”) to our President and CEO, John A. Martell and his wife Bonnie M. Martell.  The transaction was structured as the sale of the outstanding capital stock of Ideal and the outstanding membership units of Martell Electric, LLC.  The purchase price for the two business units was $3.5 million, which consisted of a cash payment of $750,000 and a reduction of $2.75 million of a $3.0 million note owed to Mr. Martell by the Company. The purchase price is subject to a working capital adjustment that the Company estimates will result in a reduction of the sales price of between $1.5 million and $1.8 million, and is expected to be determined during the second quarter of 2010 (See Note C, Discontinued and Held-for-sale Operations and Note W, Subsequent Events in our Notes to Consolidated Financial Statements).

On February 14, 2010 we received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:

•	Revised the terms of Wells Fargo’s consent to the sale of our CES Business; and
•	Extended until February 19, 2010 the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.

In March 2010 we completed the sale of 100 percent of the outstanding stock of our wholly owned subsidiary American Motive Power, Inc. (“AMP”) to LMC Transport, LLC (“LMC”).  The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued and Held-for-sale Operations and Note W, Subsequent Events in our Notes to Consolidated Financial Statements).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
MISCOR Group, Ltd. and Subsidiaries
South Bend, Indiana

We have audited the accompanying consolidated balance sheet of MISCOR Group, Ltd. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISCOR Group, Ltd. and Subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note O to the Consolidated Financial Statements, the Company has changed its method of accounting for convertible debt, due to the adoption of FASB ASC 815 (EITF 07-5), Determining Whether an Instrument (or embedded feature) is Indexed to an Entity’s Own Stock) as of January 1, 2009.

 /s/  BDO Seidman, LLP

Kalamazoo, Michigan

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

In February 2010, the Company completed the sale of 100 percent of the membership units of its Martell Electric subsidiary and 100 percent of the outstanding shares of its Ideal subsidiary to the Company’s CEO, John A. Martell and his wife Bonnie M. Martell (See Note C, Discontinued and Held-for-sale Operations, and Note W, Subsequent Events).

In March 2010, the Company completed the sale of 100 percent of the outstanding shares of its AMP subsidiary (See Note C, Discontinued and Held-for-sale Operations and Note W, Subsequent Events).

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

Earnings per share

The Company accounts for earnings per common share under the provisions of ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per common share.  Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted earnings per common share is computed assuming the conversion of common stock equivalents, when dilutive.

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

The following table provides revenue and pretax loss from the AMP discontinued operations:

	Years Ended December 31,
	2009	2008
Revenue from discontinued operations	$4,435	$13,321
Pretax loss from discontinued operations	(11,523)	(2,621)

The assets and liabilities of AMP classified as held-for-sale operations at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $55 and $0, respectively	$490	$1,962
Inventories, net	1,152	1,903
Other current assets	723	1,587
Total current assets	2,365	5,452

PROPERTY AND EQUIPMENT, net	-	2,910

Goodwill	-	4,489
Other intangible assets, net	-	2,289
Other assets	262	-
Total other assets	262	6,778

Total Assets	$2,627	$15,140

LIABILITIES
Accounts payable	$643	$834
Accrued expenses and other current liabilities	1,576	1,133
Total liabilities	2,219	1,967

Net Assets	$408	$13,173

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

The real estate term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The real estate term note originally required monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. In December 2009, the Company began making additional monthly principal payments of $12 as a result of the sale of its AMP Canada, ULC. subsidiary.   Beginning in January 2010, additional weekly principal payments of $10 are required as a result of the Sixth Amendment to the Credit Facility signed on January 14, 2010 (See Note W, Subsequent Events).  The outstanding balance under the real estate term note as of December 31, 2009 and December 31, 2008 was $809 and $1,177.  From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the bank’s prime rate .  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the real estate term note

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the first Fourth Amendment to the Credit Facility as described below.  During May 2009, the company made an additional payment of $93 to reduce the outstanding principal balance of the real estate term note as a result of an appraisal of the real estate securing the note, as required by the first Fourth Amendment to the Credit Facility signed on April 14, 2009.  Effective June 1, 2009 the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.25% at December 31, 2009) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(Amounts in thousands, except share and per share data)

NOTE N - RELATED PARTY TRANSACTIONS

Long-term debt, officers

The Company is indebted to its CEO for a note payable (“CEO Note”) with a principal balance of $3,000 at December 31, 2009 and 2008 (See Note G, Senior Credit Facility and Note H, Long Term Debt). Interest is payable monthly at prime minus 1% through December 31, 2008.  The CEO Note matured on December 31, 2008, except that the Company can extend the maturity for five years upon 60 days’ prior written notice at an interest rate of prime plus 1%.  In October 2008, the company elected to extend the maturity of the CEO Note for five years.  Under the terms of the note, principal payments are due monthly in the amount of $50 beginning February 1, 2009 through December 31, 2013 when all outstanding principal and any accrued interest is due.  However, the Company’s CEO signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibits principal payments on this note as long as there is an outstanding balance on the senior credit facility.  On February 3, 2010, the CEO Note was partially forgiven as part of the purchase price for the Company’s CES business (See Note C, Discontinued and Held-for-sale Operations and Note W, Subsequent Events).  Interest expense on the note was $144 and $114 for the years ended December 31, 2009 and 2008.

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

On August 20, 2008, the Company entered into an employment agreement with an executive officer for an initial three-year term, effective January 14, 2008, subject to earlier termination as provided in the agreement.  The term will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive without good reason, or due to death or disability. The benefits include continuation of executive’s base salary for one year, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year (See Note W, Subsequent Events).

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

NOTE V – MANAGEMENT PLAN

During 2009, the Company incurred a net operating loss. In addition, during 2009, the Company was periodically not in compliance with financial and other covenants required under its existing senior debt agreement.  Due to these factors, the Company’s Board of Directors approved a restructuring plan, which led to the public announcement on December 23, 2009, of the Company’s sale of its Montreal-based rail subsidiary and its intent to divest its remaining subsidiaries in the Rail Services and Construction Services subsidiaries, to allow MISCOR to concentrate on industrial and utility services as the refocused vision for the Company.  In February 2010 the Company announced the completion of the Construction Services divestiture and a plan to re-locate its corporate headquarters to Massillon, OH.  The restructuring plan also included reductions in operating expenses through workforce downsizing and furloughs, short term idling of excess production capacity, suspension of pay increases and bonuses, and consolidations of certain operational and administrative functions, which have resulted in a significant reduction of the Company’s ongoing operating expenses.  In addition, the Company’s backlog within its Industrial Services operations has increased by approximately 70% over the past year.  Through April 15, 2010, the Company has completed its divestiture of its CES businesses and two of the three operating units of its Rail Services business.  These divestitures have resulted in a reduction of the Company’s working capital requirements, and will allow Management to focus on and devote appropriate resources to its Industrial Services businesses.  Although the Company has been in violation of its bank covenants in the past, Management was successful in negotiating waivers and amendments to its credit facilities.  Based on its fiscal 2010 budget, the Company believes it will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010.  In the event the Company were unable to attain the results expected based on the budget, the Company may have future debt covenant violations and the lender could claim a default and demand repayment.  If the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities.

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

10.56g	Consent and release by Wells Fargo Bank, National Association, dated March 15, 2010 (incorporated by reference to Exhibit 10.10 to the registrant's Current Report on form 8-K filed on March 15, 2010)
10.56h	Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 9, 2010)
10.56i	Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56i to the registrant's Form 10-K filed April 15, 2010)
10.57	Revolving Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.58	Real Estate Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.59	Real Estate Mortgage, Security Agreement and Assignment of Rents and Leases dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.60	Collateral Pledge Agreement dated January 14, 2008, between Wells Fargo Bank and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.61	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and 3-D Service, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.62	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.63	Standby Letter of Credit Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.64	Subordination Agreement between Wells Fargo Bank and John A. Martell (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.65	Subordination Agreement between Wells Fargo Bank and Strasbourger, Pearson, Tulcin, Wolffe, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.66	Subordination Agreement among Wells Fargo Bank, BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)
10.67	Lease Agreement dated January 16, 2008, between Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)
10.68	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)
10.69	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Richard Rizzieri (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

Exhibit Number	Description
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

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant's Form 10-K filed April 15, 2010)
23.1	Consent of Asher & Company, Ltd. (incorporated by reference to Exhibit 23.1 to the registrant's Form 10-K filed April 15, 2010)
23.2	Consent of BDO Seidman LLP (incorporated by reference to Exhibit 23.2 to the registrant's Form 10-K filed April 15, 2010)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32.1	Section 1350 Certifications
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

MISCOR GROUP, LTD.

April 19, 2010	By:	/s/ JOHN A. MARTELL
John A. Martell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MARTELL	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 19, 2010
John A. Martell

/s/ MICHAEL D. TOPA	Interim Chief Financial Officer	April 19, 2010
Michael D. Topa

/s/ WILLIAM J. SCHMUHL, JR.	Director	April 19, 2010
William J. Schmuhl, Jr.