Form 10-Q
period 2010-04-04
MISCOR GROUP, LTD.
filed 2010-05-18
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2010 or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 7, 2010, there were 11,786,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	April 4,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $239 and $766, respectively	5,208	4,083
Inventories, net	5,777	5,349
Other current assets	691	261
Total current assets	11,676	9,693

PROPERTY AND EQUIPMENT, net	6,646	7,050

OTHER ASSETS
Goodwill	7,831	7,831
Customer relationships, net	6,826	6,922
Other intangible assets, net	632	643
Deposits and other assets	412	117
Assets held-for-sale	4,255	15,914
Total other assets	19,956	31,427

Total Assets	$38,278	$48,170

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $78 and $100, respectively	3,405	$3,207
Current portion of long-term debt	2,937	430
Current portion of long-term debt, Officers	2,060	4,600
Accounts payable	3,696	2,549
Liabilities of held-for-sale operations	1,182	9,581
Accrued expenses and other current liabilities	1,145	1,636
Total current liabilities	14,425	22,003

LONG TERM LIABILITIES
Long-term debt	1,248	2,003
Long-term debt, Officers	1,939	2,418
Total long-term liabilities	3,187	4,421

Total liabilities	17,612	26,424

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized; 11,786,826 and 11,801,326 shares issued and outstanding, respectively	50,920	50,920
Additional paid in capital	8,418	8,452
Accumulated deficit	(38,672)	(37,626)
Total Stockholders' equity	20,666	21,746

Total Liabilities and Stockholders' Equity	$38,278	$48,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the 3 months ended
	April 4, 2010	April 5, 2009
	(Unaudited)	(Unaudited) (Restated)
Revenues
Product Sales	$1,301	$1,598
Service Revenue	6,730	8,661
Total Revenues	8,031	10,259

Cost of Revenues
Cost of Product Sales	1,002	1,254
Cost of Service Revenue	5,824	8,328
Total Cost of Revenues	6,826	9,582

Gross Profit	1,205	677

Selling, General and Administrative Expenses	2,351	3,626

Loss From Operations	(1,146)	(2,949)

Other (Income) Expense
Interest Expense	205	221
Other (Income)	(23)	(382)
	182	(161)

Loss From Continuing Operations Before Taxes	(1,328)	(2,788)

Income Tax Expense	-	-

Loss From Continuing Operations	(1,328)	(2,788)

Income (Loss) From Discontinued Operations (See Note C, Discontinued and Held-for-Sale Operations)	283	(542)

NET LOSS	$(1,045)	$(3,330)

Basic and Diluted Income (Loss) per Common Share
From Continuing Operations	$(0.11)	$(0.24)
From Discontinued Operations	0.02	$(0.04)
Basic and Diluted Loss per Common Share	$(0.09)	$(0.28)

Weighted Average Number of Common Shares Outstanding	11,794,112	11,758,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES

Net loss	$(1,045)	$(3,330)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
Depreciation and amortization	523	713
Bad Debts	-	299
Inventory reserves	33	78
Gain on disposal of discontinued operations	(394)	-
Amortization of stock-based compensation plans	(32)	22
Amortization of debt issuance costs and debt discount	26	18
Unrealized gain on conversion option	(18)	(376)
Changes in:
Accounts receivable	(306)	6,563
Inventories	(413)	1,525
Prepaid expenses and other current assets	(110)	(62)
Deposits and other non-current assets	(25)	(45)
Accounts payable	1,498	(667)
Accrued expenses and other current liabilities	(456)	(1,307)
Net cash provided (utilized) by operating activities	(719)	3,431

INVESTING ACTIVITIES

Proceeds from disposal of discontinued operations	746	-
Acquisition of property and equipment	-	(180)
Proceeds from disposal of property and equipment	7	-
Net cash provided (utilized) by investing activities	753	(180)

FINANCING ACTIVITIES

Payments on capital lease obligations	(14)	(22)
Short term borrowings (repayments), net	213	(3,220)
Borrowings of long-term debt	6	63
Repayments of long-term debt	(237)	(108)
Proceeds from the issuance of shares	-	6
Cash repurchase of restricted stock	(2)	(5)
Net cash utilized by financing activities	(34)	(3,286)

DECREASE IN CASH	-	(35)
Cash, beginning of period	-	76

Cash, end of period	$-	$41

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$165	$165

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three months ended April 4, 2010 and April 5, 2009, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included.  The results for the three months ended April 4, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the most recent disclosure of the Company’s accounting policies.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.   As a result of the sale or planned sale of the Company’s Construction and Engineering Services operations and Rail Services operations, the financial results associated with these operations were classified as discontinued operations on the Company’s Condensed Consolidated Statement of Operations and held-for-sale on the Condensed Consolidated Balance Sheets (See Note C, Discontinued and Held-for-sale Operations).  These reclassifications had no impact on the Company’s Condensed Consolidated Statement of Cash Flows.   In addition, the estimated fair value of a conversion option on a note payable to the Company’s President and CEO as of January 1, 2009 was reclassified from equity to liability, and a corresponding adjustment to fair value at April 5, 2009 was included in other (income) on the Company’s Condensed Consolidated Statement of Operations (See Note E, Derivative Instruments).  This reclassification had no impact on the Company’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statement of Cash Flows.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners, and is effective for fiscal years beginning after December 15, 2008. In January 2010 the FASB issued Accounting Standards Update (“ASU”) 2010-02, which amends Accounting Standards Codification (“ASC”) Subtopic 810-10 (originally issued as FASB Statement 160) to clarify the scope of the Subtopic and expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10.  The adoption of this new guidance by the Company on January 1, 2009 impacted the disclosures of its discontinued and held-for-sale operations, but did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on transfers of financial assets (originally issued as FASB Statement 166, and subsequently issued as ASU 2009-16).  This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset.  The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new guidance.  This new guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of this new guidance by the Company on January 1, 2010 did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new accounting guidance (originally issued as FASB Statement 167, and subsequently issued as ASU 2009-17) on consolidation of variable interest entities, which include:  (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The new guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period.  The adoption of this new guidance by the Company on January 1, 2010 did not have a material impact on its consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-01”).  ASU 2010-01 clarifies the guidance relating to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is a share issuance.  This update was effective for all periods ending on or after December 15, 2009.  The adoption of this new guidance by the Company as of December 31, 2009 did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires additional disclosures relating to recurring or non-recurring fair value measurements by requiring entities to disclose the amounts of significant transfers into and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers.  Entities are also required to present separately (on a gross basis, rather than as one net number) information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements for items measured using significant unobservable (level 3) inputs.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for information about the purchases, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this new guidance for level 1 and level 2 fair value measurements on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.  The Company does not expect the adoption of this new guidance for level 3 fair value measurements to have a material impact on its consolidated financial statements.

NOTE C – DISCONTINUED AND HELD-FOR-SALE OPERATIONS

AMP Rail Services Canada, ULC

On December 18, 2009 the Company sold all of the outstanding capital stock of AMP Rail Services Canada, ULC (“AMP Canada”) to 4107730 Canada Inc. (d/b/a Novatech, Inc.) (“Novatech”), one shareholder of which is the former general manager of AMP Canada, for a net sales price of approximately $1,460, net of transaction fees.  The proceeds consisted of $1,100 in cash and a $400 note receivable, secured by the machinery and equipment of AMP Canada, offset by transaction fees of approximately $40.  The note bears interest at a rate of 5% per year and requires monthly principal payments of $11 through December, 2012.

The following table provides revenue and pretax loss from the AMP Canada discontinued operations:

Three Months Ended
April 5, 2009

Revenue from discontinued operations	$1,335
Pretax loss from discontinued operations	(66)

Construction and Engineering Services Business

In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”) consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) (together the “CES disposal group”) subsidiaries in order to raise operating capital and focus on its core industrial services operations.  As a result, the Company has reported Martell and Ideal as held-for-sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement.  On February 3, 2010 the Company completed the sale of 100 percent of the outstanding capital stock of Ideal and 100 percent of the outstanding membership units of Martell Electric to the Company’s President and CEO, John A. Martell, and his wife, Bonnie M. Martell for $3,500, subject to a working capital adjustment.  During the first quarter of 2010, the Company recorded an estimated working capital adjustment of $(1,574), bringing the sale price to $1,926, comprised of $450 for Ideal and $1,376 for Martell Electric.  The sale proceeds consisted of a cash payment of $750 and a reduction of $1,176 of a $3,000 note owed to Mr. Martell by the Company.  Finalization of the working capital adjustment is expected during the second quarter of 2010.  During the three months ended April 4, 2010, the Company recognized a gain on sale, based on the estimated working capital adjustment, of $216 from the sale of its CES disposal group, which was included in the Company’s Condensed Consolidated Statement of Operations within Income (Loss) from Discontinued Operations.

The following table provides revenue and pretax income (loss) from the CES disposal group discontinued operations:

	Three Months Ended
	April 4, 2010	April 5, 2009

Revenue from discontinued operations	$1,721	$6,779
Pretax loss from discontinued operations	(141)	(215)
Pretax gain on disposal of discontinued operations	216	-

The assets and liabilities of the CES disposal group classified as held-for-sale operations at February 3, 2010 (date of sale) and December 31, 2009 are summarized as follows:

	February 3,	December 31,
	2010	2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $210 and $209, respectively	$5,116	$6,317
Inventories, net	171	172
Other current assets	2,208	2,325
Total current assets	7,495	8,814

PROPERTY AND EQUIPMENT, net	500	500

Total Assets	$7,995	$9,314

LIABILITIES
Accounts payable	$5,252	$5,174
Accrued expenses and other liabilities	1,033	1,279
Total liabilities	6,285	6,453

Net Assets	$1,710	$2,861

American Motive Power

In December 2009 the Company announced its plan to sell its American Motive Power, Inc. (“AMP”) subsidiary in order to focus on its core industrial services operations.  As a result, the Company has reported AMP as held-for-sale, and adjusted the carrying value of AMP’s long-lived assets at December 31, 2009 based on the sale agreement entered into in early 2010.  On March 15, 2010 The Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC Transport, LLC (“LMC”), an unrelated party, in exchange for the assumption of the net liabilities of AMP.  During the three months ended April 4, 2010, the Company recognized a gain on sale of $178 from the sale of AMP, which was included in the Company’s Condensed Consolidated Statement of Operations within Income (Loss) from Discontinued Operations.  AMP was a component of the Company’s Rail Services segment.  The following table provides revenue and pretax loss from the AMP discontinued operations:

	Three Months Ended
	April 4, 2010	April 4, 2009
Revenue from discontinued operations	$709	$1,414
Pretax loss from discontinued operations	(241)	(849)
Pretax gain on disposal of discontinued operations	178	-

The assets and liabilities of AMP classified as held-for-sale operations at March 8, 2010 (date of sale) and December 31, 2009 are summarized as follows:

	March 8,	December 31,
	2010	2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $56 and $55, respectively	$564	$490
Inventories, net	1,153	1,152
Other current assets	479	723
Total current assets	2,196	2,365

Other assets	-	262

Total Assets	$2,196	$2,627

LIABILITIES
Accounts payable	$683	$643
Accrued expenses and other current liabilities	1,691	1,576
Total liabilities	2,374	2,219

Net Assets	$(178)	$408

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

The following table provides revenue and pretax loss from the HKEC discontinued operations:

	Three Months Ended
	April 4, 2010	April 5, 2009

Revenue from discontinued operations	$2,195	$3,618
Pretax income from discontinued operations	271	588

The assets and liabilities of HKEC classified as held-for-sale operations at April 4, 2010 and December 31, 2009 are summarized as follows:

	April 4, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $142 and $142, respectively	$899	$592
Inventories, net	2,045	2,094
Other current assets	70	30
Total current assets	3,014	2,716

PROPERTY AND EQUIPMENT, net	1,225	1,233

Other assets	16	24

Total Assets	$4,255	$3,973

LIABILITIES
Accounts payable	$883	$601
Accrued expenses and other liabilities	299	308
Total liabilities	1,182	909

Net Assets	$3,073	$3,064

NOTE D - INVENTORY

Inventory consists of the following:

	April 4,	December 31,
	2010	2009

Raw materials	$2,745	$2,705
Work-in-process	3,076	2,486
Finished goods	775	855
	6,596	6,046
Less: allowance for slow moving and obsolete inventories	(819)	(697)
	$5,777	$5,349

At April 4, 2010 and December 31, 2009  inventory, net of allowance for slow moving, totaling $2,045 and $3,418 respectively, was classified as held-for-sale, including $0 and $172, respectively,  reported as Construction and Engineering Services and $2,045 and $3,246, respectively, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-Sale Operations).

NOTE E – DERIVATIVE INSTRUMENTS

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

The estimated fair values of the derivative liabilities are recorded as Long-term debt, Officers on the Company’s Condensed Consolidated Balance Sheets.  Changes in the estimated fair values of the derivative liabilities are recorded in the Company’s Condensed Consolidated Statement of Operations.  In February 2010, the note payable to the Company’s CEO underlying this derivative instrument was exchanged by the CEO for a new note, and as a result, the conversion option expired. The expiration of the conversion option resulted in the Company recording a gain of $18 in the first quarter of 2010, which was equal to the estimated fair value of the conversion option on January 1, 2010.  The effect of marking the derivative liability to its estimated fair value resulted in non-cash income at the end of the Company’s first quarter of 2009 as shown in the table below (in thousands except for per share amounts):

	Three Months Ended
	April 5, 2009	April 5, 2009
	(As restated)	(As previously reported)

Estimated fair value of derivative liability	$262	$-
Income resulting from change in value of derivative liability	376	-
Other Income	382	6

Net Loss	(3,330)	(3,706)

Basic and Diluted Loss per Common Share	$(0.28)	$(0.32)

The Company used a Black-Scholes option pricing model to estimate the fair value of the derivative liability at January 1, 2009 and April 5, 2009, using a weighted average of 713,750 optionable shares along with the following assumptions:

	April 5, 2009	January 1, 2009

Expected volatility	47.59%	47.48%
Risk-free interest rate	1.87%	1.72%
Expected term	5.75 years	6.0 years
Dividend yield	0%	0%

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We account for goodwill in accordance with ASC 350, Intangibles - Goodwill and Other.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition.  Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter.  The Company tests goodwill for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.  There were no occurrences during the three months ended April 4, 2010 that would indicate a potential reduction of the fair value of a reporting unit below its carrying value, and accordingly, the Company did not test goodwill for impairment during the three months ended April 4, 2010.

For its annual impairment test during the fourth quarter of 2009, the Company estimated the fair value of its Magnetech Industrial Services (“MIS”) reporting unit using a discounted cash flow model.  Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit.  For the goodwill testing completed during the fourth quarter of 2009 for its MIS reporting unit the Company used a cost of capital of 25%, and determined that the calculated fair value exceeded the carrying value by approximately 12%.  Accordingly, there was not impairment for this reporting unit.  An increase in the discount rate used in the analysis of more than 315 basis points, or a decrease in projected 2010 through 2016 revenue of more than 10% would have resulted in a determination of impairment for MIS, however, management believes that the discount rate of 25% and the revenue projections used in its cash flow model are reasonable.

Other Intangible Assets

Intangible assets consist of the following:

		April 4, 2010			December 31, 2009
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net

Patents and Trademarks	10	$4	$(3)	$1	$4	$(3)	$-	$1
Mutual Services Agreement	1	-	-	-	100	(100)	-	-
Technical Library	20	700	(82)	618	700	(73)	-	627
Customer Relationships	15-20	7,722	(896)	6,826	9,592	(1,044)	(1,626)	6,922
Non-Compete Agreements	3	17	(4)	13	807	(518)	(274)	15

Total		$8,443	$(985)	$7,458	$11,203	$(1,738)	$(1,900)	$7,565

The estimated future amortization expense related to intangible assets for the periods subsequent to April 4, 2010 on a calendar year basis is as follows:

Year Ending December 31 --
2010	$323
2011	428
2012	421
2013	421
2014	421
Thereafter	5,445

Total	$7,458

NOTE G – SENIOR CREDIT FACILITY

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility was originally comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.

On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc.  The original maturity date of the note is January 1, 2011.  The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $3,483 and $3,307 at April 4, 2010 and December 31, 2009.  As of April 4, 2010 and December 31, 2009 there was $123 and $1,270 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate plus 3% as a result of the default notice as described below.  Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR plus 5.25%, as a result of the Fourth Amendment to the Credit Facility as described below.  Effective June 1, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 0.29% at April 4, 2010) plus 8.25%, as a result of the second Fourth Amendment to the Credit Facility as described below.

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

The real estate term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The real estate term note originally required monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance.  As a result of the Sixth Amendment to the Credit Facility, as described below, the Company is required to make additional weekly principal payments of $10 on the real estate term note.  The outstanding balance under the real estate term note as of April 4, 2010 and December 31, 2009 was $632 and $809.  From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the banks prime rate (3.25% at December 31, 2008).  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the first Fourth Amendment to the Credit Facility as described below.  Effective June 1, 2009 the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.29% at April 4, 2010) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

The Company may prepay the term notes at any time, subject to certain prepayment penalties.  With respect to the revolving note, the Borrowers may borrow, pay down and re-borrow under the note until the maturity date.  The maximum aggregate principal amount that may be borrowed under the revolving note is the lesser of (1) 85% of certain eligible trade accounts receivable less any reserves established by Wells Fargo from time to time and (2) $11,000 less any reserves established by Wells Fargo.

In April 2008, the Company and Wells Fargo amended the Credit Facility entered into in January 2008. This first amendment, among other things, provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The original maturity date of the note was June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of April 4, 2010 and December 31, 2009 was $517 and $580.  Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the waiver agreement as described below.  Effective June 1, 2009 the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.29% at April 4, 2010) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

As part of the financing and the related amendments, the Company paid debt issue costs of $69 and is amortizing these costs to interest expense over the remaining term of the financing.  Debt issue costs amortized to interest expense was $3 for the three months ended April 4, 2010 and $4 for the three months ended April 5, 2009.  Net debt issue costs at April 4, 2010 and December 31, 2009 was $11 and $14.  The Company also paid fees to Wells Fargo as part of the financing and the related amendments in the amount of $346. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility.  Debt discount accreted to interest expense was $22 for the three months ended April 4, 2010 and $14 for the three months ended April 5, 2009.   Net debt discount at April 4, 2010 and December 31, 2009 was $78 and $100.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $89 and $137 for the three months ended April 4, 2010 and April 5, 2009.

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $1,999, respectively (together, the “Subordinated Indebtedness”) (See Note I, Related Party Transactions).  Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

Default and Waiver Agreements

The Wells Fargo notes contain certain financial covenants, including limits on capital expenditures, requirements for minimum book net worth, and minimum EBITDA.

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

On September 16, 2009 the Company and Wells Fargo executed a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Credit Agreement in the following respects:

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings

•	Extended until October 31, 2009 the previously agreed upon requirement for the Company to raise $2,000 in additional capital through subordinated debt, asset sales, or additional cash equity

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

On February 9, 2010 the Company received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:

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

On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009;

•	Adjusted the minimum book net worth covenant to $21,500 as of December 31, 2009;

•	Eliminated the automatic renewal or our revolving credit line in January, 2011;

•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75, $25 of which is payable on the date of the execution of the Seventh Amendment with $25 due within 30 days and $25 due within 60 days.

NOTE H - DEBT

Long-term debt

Long-term debt consists of the following:

	April 4,	December 31,
	2010	2009
Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2010, plus interest at prime rate (3.25% at April 4, 2010 and December 31, 2009) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$2,000	$2,000

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2010, plus interest at prime rate (3.25% at April 4, 2010 and December 31, 2009) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to Officer, payable in monthly installments of $5 beginning April 1, 2010, with outstanding balance payable at maturity date of February 28, 2012, plus interest at the greater of 5% or the prime rate (3.25% at April 4, 2010 and December 31, 2009) plus 2%, secured by a subordinated interest in substantially all assets owned by the Company.	1,999	-

Convertible Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate (3.25% at December 31, 2009) less 1% through December 31, 2008, interest rate increased to prime plus 1% beginning on January 1, 2009 and was reset to the greater of 5% or prime plus 1% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	-	3,000

Liability for conversion option on note payable to Officer (See Note E, Derivative Instruments)	-	18

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime rate plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.29% at April 4, 2010) plus 8.25% beginning June 1, 2009, secured by certain real estate (see Note G, Senior Credit Facility)	632	809

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.29% at April 4, 2010) plus 8.25% beginning June 1, 2009, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	517	580

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	140	147

Notes payable in monthly installments of $1 through April 2014, without interest, secured by certain equipment.	-	136

Capital lease obligations	1,036	1,044
	8,324	9,734
Less: current portion	5,024	5,097

	$3,300	$4,637

At April 4, 2010 and December 31, 2009, debt totaling $140 and $283 was classified as held-for-sale, including $0 and $136, respectively, reported as Construction and Engineering Services and $140 and $147, respectively, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-Sale Operations).

Aggregate maturities of long-term debt for the periods subsequent to April 4, 2010 on a calendar year basis are as follows:

Years Ending December 31,	Amount

2010	$4,884
2011	442
2012	2,073
2013	899
2014	26
Thereafter	-
$8,324

Following is a summary of interest expense for the three months ended April 4, 2010 and April 5, 2009:

	Three Months Ended
	April 4, 2010	April 5, 2009

Interest expense on principal	$182	$245

Amortization of debt issue costs	3	4

Amortization of debt discount - revolving notes payable	23	14

	$208	$263

For the three months ended April 4, 2010 and April 5, 2009, interest expense of $3 and $42 was attributable to the Company’s discontinued operations and recorded within Income (Loss) from Discontinued Operations on the Condensed Consolidated Income Statements.

NOTE I - RELATED PARTY TRANSACTIONS

Long-term debt, officers

On February 3, 2010 a note payable to the Company’s CEO in the original principal amount of $3,000, originally issued January 1, 2004 (“CEO Note”) was exchanged for a new note in the original principal amount of $425 in conjunction with the sale of the Company’s CES business to its CEO. The principal amount of this new note was subsequently increased to $1,999 as a result of the working capital adjustment according to the terms of the sale agreement for the Company’s CES business.  The new note bears interest at the greater of 5% or the prime rate plus 2%, and requires monthly principal payments of $5, subject to the approval of Wells Fargo, beginning April 1, 2010 with all remaining outstanding principal and any unpaid accrued interest due on February 28, 2012.  The new note is secured by certain personal property of the Company, subject to a subordination agreement that subordinates the obligations of the Company under this note to the Wells Fargo credit facility.  (See Note C, Discontinued and Held-for-Sale Operations, Note G, Senior Credit Facility and Note H, Debt).

The original note payable to the Company’s CEO had a balance of $3,000 at December 31, 2009. Interest was payable monthly at prime plus 1%, through April 13, 2009 and 5% or prime plus 1%, whichever is greater, beginning April 14, 2009.  On April 14, 2009, the note was amended in relation to the Wells Fargo senior credit facility waiver and amendment to defer payment of interest and principal on the note (see Note G, Senior Credit Facility).  Interest on the note continued to accrue monthly.  Under the terms of the note, principal payments were due monthly in the amount of $50 beginning February 1, 2010.  However, the Company’s CEO signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibited principal and interest payments on this note as long as there was an outstanding balance on the senior credit facility.  The original note also included a conversion option whereby outstanding principal and accrued interest under the note could be converted to common stock at a price of $2.50 per share at any time at the election of the Company’s CEO.  This conversion option expired when the original note was exchanged by the Company’s CEO in conjunction with the sale of the Company’s CES business on February 3, 2010.

Interest expense on the notes was $17 for the three months ended April 4, 2010 and $32 for the three months ended April 5, 2009.

The Company is indebted to the former members of 3-D, one of whom is the former President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at April 4, 2010 and December 31, 2009 (see Note G, Senior Credit Facility and Note H, Debt). Interest is payable monthly at prime.  Interest expense on the note was $16 for the three months ended April 4, 2010 and April 5, 2009. The note matures on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from its Chief Executive Officer and stockholder. Total rent expense under these agreements was approximately $73 and $80 for the three months ended April 4, 2010 and April 5, 2009.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $40 and $39 for the three months ended April 4, 2010 and April 5, 2009.

The Company leased a facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chief Executive Officer and stockholder. Rent expense under this agreement was approximately $7 and $22 for the three months ended April 4, 2010 and April 5, 2009.  This lease was included in the sale of the Company’s CES business on February 3, 2010, and, as of that date, is no longer an obligation of the Company.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017.  Rent expense under the lease was $135 for the three months ended April 4, 2010 and April 5, 2009.

NOTE J – LOSS PER SHARE

The Company accounts for loss per common share under the provisions of ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted loss per common share. Basic loss per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed assuming the conversion of common stock equivalents, when dilutive.

For the three months ended April 4, 2010, the Company’s common stock equivalents, consisting of a weighted average of 434,043 potential shares of common stock related to convertible subordinated debt securities, warrants to purchase a weighted average of 308,526 shares of common stock and options to purchase 23,600 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

For the three months ended April 5, 2009, the Company’s common stock equivalents, consisting of 1,200,000 potential shares of common stock related to convertible subordinated debt securities, warrants to purchase 310,254 shares of common stock and options to purchase 70,200 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

NOTE K - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At April 4, 2010 and December 31, 2009, approximately 13% and 12%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and approximately 19% and 19%, respectively, of gross receivables were due from entities in the rail industry. One customer, of the Industrial Services segment, accounted for approximately 16% of gross accounts receivable at April 4, 2010.  Additionally, one customer, of the Construction and Engineering Services segment, accounted for approximately 10% of gross accounts receivable at December 31, 2009.  One customer, which did business with the Company’s Industrial Services and Rail Services segments, accounted for approximately 14% of total consolidated revenue for the three months ended April 4, 2010.  Additionally, one other customer, of the Industrial Services segment, accounted for approximately 13% of revenue from continuing operations for the three months ended April 4, 2010.  For the three months ended April 5, 2009, no customer accounted for more than 10% of total consolidated revenue, however, one customer, of the Industrial Services segment, accounted for approximately 17% of revenue from continuing operations.

NOTE L - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At April 4, 2010 and December 31, 2009, approximately 13% and 34%, respectively, of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year.  An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three months ended April 4, 2010 and April 5, 2009 is as follows:

	Three Months ended April 4, 2010	Three Months ended April 5, 2009

Balance at beginning of period	$394	$589
Warranty claims paid	(26)	(189)
Warranty expense	36	84
Other1	(150)	-
Balance at end of period	$254	$485
_________________________________________________ 1 Warranty reserve for AMP subsidiary divested in February, 2010.

Employment Agreement

On September 30, 2005, the Company entered into an employment agreement with its President and CEO. The agreement was for an initial three-year term, subject to earlier termination as provided in the agreement.  Effective January 1, 2010, the agreement automatically renewed for a one-year period.  At each year-end, the agreement will again automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive with good reason, or due to death or disability. The benefits include continuation of a multiple of the executive’s base salary for three years, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year.  On February 3, 2010 this employment agreement was modified in relation to the sale of the Company’s CES business to remove non-compete and non-solicitation clauses from the agreement.

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

Note Receivable and Debt

As of April 4, 2010 and December 31, 2009, market rates on similar notes for similar terms and remaining maturities are used to estimate the fair value of existing notes receivable at the present value of expected cash flows.  At April 4, 2010 and December 31, 2009, the fair value of the note receivable, with a carrying value of $379 and $390, respectively, is estimated at $379 and $390, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates the note would be issued at utilizing current market rates.

As of April 4, 2010 and December 31, 2009, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows.  As of April 4, 2010 and December 31, 2009, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the Company’s CEO and former members of 3-D.  At April 4, 2010 and December 31, 2009 the aggregate fair value of debt, with an aggregate carrying value of $10,772 and $11,879, respectively, is estimated at $11,039 and $12,597, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE N - SEGMENT INFORMATION

The Company operated in three segments, Industrial Services, Construction and Engineering Services, and Rail Services, through December 31, 2009.  In December 2009, the Company announced an overall restructuring plan, which included the divestiture of its subsidiaries in the Rail Services and Construction and Engineering Services segments in order to align the Company’s operations with its long-term vision and allow the Company to focus on industrial and utility services (See Note C, Discontinued and Held for Sale Operations).

The Industrial Services segment is primarily engaged in providing maintenance and repair services to the electric motor industry and repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries. The Construction and Engineering Services segment provided a wide range of electrical and mechanical contracting services, mainly to industrial, commercial and institutional customers.  The Rail Services Segment was engaged in rebuilding and repairing locomotives and locomotive engines for the rail industry, and rebuilding and manufacturing power assemblies, engine parts, and other components related to large diesel engines for the rail, utilities and offshore drilling industries.

Summarized financial information as of and for the three months ended April 4, 2010 and April 5, 2009 concerning the Company’s reportable segments as they were organized during 2009 is shown in the following tables:

2010	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Discontinued/ Held-for-Sale Operations	April 4, 2010 Consolidated

External revenue:
Product sales	$1,301	$-	$2,195	$-	$-	$(2,195)	$1,301
Service revenue	6,730	1,721	709	-	-	(2,430)	6,730
Intersegment revenue:
Product sales	-	-	-	-	-	-	-
Service revenue	-	-	-	-	-	-	-
Depreciation Included in Cost of Revenues	356	-	-	-	-	-	356
Gross profit	1,205	36	414	-	-	(450)	1,205
Other depreciation & amortization	121	-	-	36	-	-	157
Interest expense	73	-	3	132	-	(3)	205
Net income (loss)	(280)	20	113	(898)	-	-	(1,045)
Total assets	32,690	-	4,255	1,333	-	-	38,278
Capital expenditures	-	-	-	-	-	-	-

2009	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Discontinued/ Held-for-Sale Operations	April 5, 2009 Consolidated

External revenue:
Product sales	$1,598	$-	$3,617	$-	$-	$(3,617)	$1,598
Service revenue	8,661	6,779	2,750	-	-	(9,529)	8,661
Intersegment revenue:
Product sales	-	-	-	-	-	-	-
Service revenue	21	35	-	-	(56)	-	-
Depreciation Included in Cost of Revenues	310	18	136	-	-	(154)	310
Gross profit	677	421	572	-	-	(993)	677
Other depreciation & amortization	121	4	113	11	-	(117)	132
Interest expense	70	30	12	151	-	(42)	221
Net income (loss)	(2,119)	(369)	(538)	(304)	-	-	(3,330)
Total assets	36,261	8,657	23,845	1,101	-	-	69,864
Capital expenditures	66	91	10	13	-	(101)	79

NOTE O - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended
	April 4, 2010	April 5, 2009

Issuance of restricted stock	$-	$5

Reduction of note payable in conjunction with sale of CES business	$1,176	$-

Expiration of conversion option	$18	$-

Equipment acquired through capital lease obligation	$-	$63

NOTE P – MANAGEMENT PLAN

During the three months ended April 4, 2010, the Company incurred a net operating loss.  In addition, during 2009, the Company was periodically not in compliance with financial and other covenants required under its existing senior debt agreement.  Due to these factors, the Company’s Board of Directors approved a restructuring plan, which led to the public announcement on December 23, 2009, of the Company’s sale of its Montreal-based rail subsidiary, its intent to divest its remaining Rail Services and Construction Services subsidiaries to allow MISCOR to concentrate on industrial and utility services as the refocused vision for the Company, and a plan to re-locate its corporate headquarters to Massillon, OH in order to more centrally locate our management team within our operational area and reduce selling, general and administrative expenses.  The restructuring plan also included reductions in operating expenses through workforce downsizing and furloughs, short term idling of excess production capacity, suspension of pay increases and bonuses, and consolidations of certain operational and administrative functions, which have resulted in a significant reduction of the Company’s ongoing operating expenses.  Through April 4, 2010, the Company has completed its planned divestiture of its CES businesses and two of the three operating units of its Rail Services business.  These divestitures have resulted in a reduction of the Company’s working capital requirements, and will allow Management to focus on and devote appropriate resources to its Industrial Services businesses.  Although the Company has been in violation of its bank covenants in the past, Management was successful in negotiating waivers and amendments to its credit facilities. Based on its fiscal 2010 budget, and its operating results for the quarter ended April 4, 2010, the Company believes it will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010. In the event the Company were unable to attain the results expected based on the budget, the Company may have future debt covenant violations and the lender could claim a default and demand repayment.  If the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities.

NOTE Q – SUBSEQUENT EVENTS

Credit Facility

As discussed in Note G – Senior Credit Facility, on April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009;

•	Adjusted the minimum book net worth covenant to $21,500 as of December 31, 2009;

•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500;

•	Eliminated the automatic renewal or our revolving credit line in January, 2011;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75, $25 of which is payable on the date of the execution of the Seventh Amendment with $25 due within 30 days and $25 due within 60 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide electro-mechanical repair and maintenance solutions to industrial customers primarily in the United States. Our services include repair, maintenance and remanufacturing of electric motors for the steel, rail, and renewable energy industries from five locations in the Midwest and California; repair and manufacture of industrial lifting magnets for the steel and scrap industries from two locations in the Midwest; and manufacturing and remanufacturing of power assemblies, engine parts and other components related to large diesel engines from two locations on the East Coast.

The severity and extended nature of the recent economic decline resulted in a steep decline in demand for products and services in the industries that we support.  In 2009 and into early 2010 we undertook a number of actions to reduce our fixed costs and increase operating margins.  We suspended non-essential cash expenditures and severely reduced capital expenditures.  These efforts were an endeavor to align our operating costs to the decline in sales and respond to debt service and supplier demands.

In December 2009 we announced a restructuring plan in response to the economic issues and banking environment.  This plan established a focus on our industrial services businesses providing repair and maintenance services for electric motors and electric magnets, with the intent to divest our other operations, including our operations that specialize in the manufacturing and remanufacturing of diesel engine components, our operations specializing in the repair and remanufacture of locomotives, and our construction and engineering services businesses.  Our current CEO, John A. Martell, intends to remain with the Company as it conducts its search for a new CEO.  The Company has begun the search process for a new CEO and, once the process is complete, Mr. Martell will step down as CEO but expects to continue as Chairman of the Board of the Company.

The restructuring plan also included relocating our corporate offices to Massillon, Ohio in order to more centrally locate our management team within our operational area and reduce selling, general and administrative expenses.  We have progressed with the divestiture of the construction and engineering businesses as well as two of our subsidiaries specializing in the repair and remanufacturing of locomotives.   We plan to complete the divestiture of our diesel engine components subsidiary during our 2010 fiscal year.  Relocation of our corporate offices to Massillon, Ohio is expected to be completed within the second quarter of 2010.

Revenues in the three months ended April 4, 2010 increased approximately 20% from the three months ended December 31, 2009, reflecting increased service demand.  Gross profit increased with lower direct costs and overhead reduction efforts.  Cost reduction initiatives were realized in SG&A with a reduction of approximately 5% compared to the three months ended December 31, 2009.  Consequently, the first quarter of 2010 as compared to the fourth quarter of 2009 realized improved operating results.  Divestiture of our Construction and Engineering Services businesses and American Motive Power subsidiary reduced our past due accounts payable by more than $3.2 million, providing a much needed reduction in cash demands and helping our liquidity.  While neither divestiture resulted in significant additional cash, the reduction in debt and other obligations were important, and are expected to help us enhance and grow our capabilities in our industrial services business.   While our past due accounts payable have been reduced, certain suppliers continue to place us on credit hold or cash in advance terms.  These restrictions have impacted our sales and operating margins in 2009, and continued to have an impact in the first quarter of 2010.

We are continuing to assess the strategic fit of our various businesses and will explore a number of strategic alternatives for our non-strategic businesses including possible divestures.

Recent Developments

On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009;

•	Adjusted the minimum book net worth covenant to $21.5 million as of December 31, 2009;

•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500,000;

•	Eliminated the automatic renewal of our revolving credit line in January, 2011;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.

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

Principles of consolidation. The consolidated financial statements for the three months ended April 4, 2010 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., and HK Engine Components, LLC through April 4, 2010, and Martell Electric, LLC, Ideal Consolidated, Inc. through February 3, 2010 and American Motive Power, Inc. (“AMP”) through March 8, 2010.  The consolidated financial statements for the three months ended April 5, 2009 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., HK Engine Components, LLC, Martell Electric, LLC, Ideal Consolidated, Inc., and American Motive Power, Inc. (“AMP”).  All significant intercompany balances and transactions have been eliminated.

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

Businesses to be divested are classified in the Condensed Consolidated Financial Statements as either discontinued operations or held-for-sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held-for-sale on the Condensed Consolidated Balance Sheets and to discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented.  The gains or losses associated with these divested businesses are recorded within discontinued operations on the Condensed Consolidated Statement Operations.  We do not expect any significant continuing involvement with these businesses following their divestiture, and these businesses have been disposed of or are expected to be disposed of within one year.

Earnings per share.  We account for earnings (loss) per common share with a dual presentation of basic and diluted earnings (loss) per common share.  Basic earnings (loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed assuming the conversion of common stock equivalents, when dilutive.

Segment information.  Through December 31, 2009 we operated in three segments, Industrial Services, Construction and Engineering Services, and Rail Services.  In December 2009, we announced an overall restructuring plan, which included the divestiture of our subsidiaries in the Rail Services and Construction and Engineering Services segments in order to align our operations with its long-term vision and allow the Company to focus on industrial and utility services.  We reported our results using the three segments for the three months ended April 4, 2010 and April 5, 2009 for comparative purposes.

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

For our annual impairment test during the fourth quarter of 2009, we estimated the fair value of our Magnetech Industrial Services (“MIS”) reporting unit using a discounted cash flow model.  Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit.  For the goodwill testing completed during the fourth quarter of 2009 for its MIS reporting unit we used a cost of capital of 25%, and determined that the calculated fair value exceeded the carrying value by approximately 12%.  Accordingly, there was not impairment for this reporting unit.  An increase in the discount rate used in the analysis of more than 315 basis points, or a decrease in projected 2010 through 2016 revenue of more than 10% would have resulted in a determination of impairment for MIS, however, management believes that the discount rate of 25% and the revenue projections used in its cash flow model are reasonable.

Other intangible assets consisting mainly of customer relationships and a technical library were all determined to have a definite life and are amortized over the estimated useful life of the these assets, which range from 1 to 20 years.  Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

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

Recent accounting pronouncements

In December 2007, the FASB issued new guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners, and is effective for fiscal years beginning after December 15, 2008. In January 2010 the FASB issued Accounting Standards Update (“ASU”) 2010-02, which amends Accounting Standards Codification (“ASC”) Subtopic 810-10 (originally issued as FASB Statement 160) to clarify the scope of the Subtopic and expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10.  Our adoption of this new guidance on January 1, 2009 impacted the disclosures of our discontinued and held-for-sale operations, but did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on transfers of financial assets (originally issued as FASB Statement 166, and subsequently issued as ASU 2009-16).  This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset.  The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new guidance.  This new guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Our adoption of this new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance (originally issued as FASB Statement 167, and subsequently issued as ASU 2009-17) on consolidation of variable interest entities, which include:  (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  The new guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period.  Our adoption of this new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-01”).  ASU 2010-01 clarifies the guidance relating to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is a share issuance.  This update was effective for all periods ending on or after December 15, 2009.  Our adoption of this new guidance as of December 31, 2009 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires additional disclosures relating to recurring or non-recurring fair value measurements by requiring entities to disclose the amounts of significant transfers into and out of level 1 and level 2 fair value measurements and describe the reasons for the transfers.  Entities are also required to present separately (on a gross basis, rather than as one net number) information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements for items measured using significant unobservable (level 3) inputs.  ASU

2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for information about the purchases, sales, issuances and settlements in the roll forward of activity in level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Our adoption of this new guidance for level 1 and level 2 fair value measurements on January 1, 2010 did not have a material impact on our consolidated financial statements.  We do not expect the adoption of this new guidance for level 3 fair value measurements to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended April 4, 2010 Compared to Three Months Ended April 5, 2009

Revenues. Revenues from continuing operations decreased by $2.2 million or 22% to $8.0 million for the three months ended April 4, 2010 from $10.3 million for the three months ended April 5, 2009. The decline in revenue is generally related to the recent global economic recession, as well as our continuing liquidity pressures.

Gross Profit. Total gross profit for the three months ended April 4, 2010 was $1.2 million or 15.0% of revenues from continuing operations compared to $0.7 million or 6.7% of revenues from continuing operations for the three months ended April 4, 2010.  The increase of $0.5 million or 71% was due to a decrease in unabsorbed overhead costs mainly as a result of staff reductions enacted in the latter part of 2009.  The decrease in unabsorbed overhead costs was partially offset by lower overall revenue from continuing operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.4 million for the three months ended April 4, 2010 compared to $3.6 million for the three months ended April 5, 2009, reflecting cost reduction efforts, mainly staff reductions, enacted throughout the latter part of 2009.

Interest Expense and Other Income.  Interest expense decreased slightly from the three months ended April 5, 2009 to the three months ended April 4, 2010 mainly due to an approximately 14% decrease in debt levels.  The decrease in debt was partially offset by increases in the interest rates paid on the Wells Fargo credit facility as well as on our outstanding obligation to our President and CEO, John A. Martell.

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

Loss from Continuing Operations. Loss from continuing operations decreased by $1.5 million or 54% to $(1.3) million for the three months ended April 4, 2010 from $(2.8) million for the three months ended April 5, 2009.  The decrease in loss from continuing operations is primarily attributed to a $1.2 million decrease in selling, general and administrative expenses along with a $0.5 million increase in gross profit, as discussed in the gross profit and selling, general and administrative expenses sections above, offset by a $0.4 million gain on a conversion option recorded during the three months ended April 5, 2009.

Income (Loss) from Discontinued Operations. We recorded income from discontinued operations of $0.3 million for the three months ended April 4, 2010 compared to a loss of $0.5 million for the three months ended April 5, 2009.  This increase of $0.8 million is due to a decrease of $0.1 million in operating loss for our Construction and Engineering services businesses and a decrease of $0.7 million in operating loss for our AMP subsidiary, along with a gain on sale of $0.3 million recorded during the three months ended April 4, 2010 for the sales of our Construction and Engineering Services businesses and our AMP subsidiary.  These items were partially offset by a decrease of $0.3 million in operating income for our HK Engine Components subsidiary for the three months ended April 4, 2010 as compared with the three months ended April 5, 2009.

Net Loss. Net loss for the three months ended April 4, 2010 was $1.0 million compared to a net loss of $3.3 million for the three months ended April 4, 2009. The $2.3 million decrease was mainly due to the divestiture of two of our Rail Services subsidiaries and our Construction and Engineering Services subsidiaries.  These four subsidiaries accounted for approximately $1.3 million of our net loss recorded for the three months ended April 5, 2009.  In addition, for the three months ended April 4, 2010, we recorded a gain on sale of three of the divested subsidiaries of $0.4 million. Additional reductions in net loss for the three months ended April 4, 2010 from the three months ended April 5, 2009 are attributed to increased gross profit levels and a decrease in selling, general and administrative expenses as discussed in the gross profit and selling, general, and administrative sections above.

Liquidity and Capital Resources

At April 4, 2010 we had approximately $(2.7) million of working capital an improvement of $9.6 million as compared to the fourth quarter of 2009.  This increase is attributable to the divestitures of our Martell Electric, Ideal Consolidated and American Motive Power subsidiaries.  Our negative working capital reflects the November, 2010 maturity of $4 million of related party debt that is subordinated to our senior credit facility.  Accelerated term debt repayments required by previous bank amendments and the inability to use inventory as collateral under our asset-based lending agreement constrains working capital and our ability to meet the immediate cash needs of the Company.

The company will focus efforts to refinance the existing senior credit facility to provide increased availability and long-term debt and subordinated notes due in 2010 to provide working capital.  Prior operating results and the banking environment offer challenges in modifying or establishing a new senior credit facility.  Consequently, capital may not be available on acceptable terms, or at all.

Certain of our trade accounts payable are extended beyond the terms acceptable to the vendor.  As a result, certain vendors have placed us on credit hold or require cash in advance which has resulted in delays in the receipt of necessary materials and parts.  Disruptions of this nature have resulted in the loss of sales orders, and future delays may have an adverse affect on our business.

We continue our efforts to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, improve operating margins, review alternative financing sources, and negotiate extended terms with our vendors.

Through April 4, 2010, we have completed our planned divestitures of our CES businesses and two of the three operating units of our Rail Services business.  These divestitures have resulted in a reduction of our working capital requirements, and will allow Management to focus on and devote appropriate resources to our Industrial Services businesses.  Although we have been in violation of our bank covenants in the past, we were successful in negotiating waivers and amendments to our credit facilities. Based on our fiscal 2010 budget, and our operating results for the quarter ended April 4, 2010, we believe we will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010. In the event we are unable to attain the results expected based on the budget, we may have future debt covenant violations and the lender could claim a default and demand repayment.  If the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities.

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

On February 14, 2010 the Company signed a letter agreement with Wells Fargo which amended the Credit Agreement as follows:

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

On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”).  The Seventh Amendment amended the Credit Agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ending December 31, 2009;

•	Adjusted the minimum book net worth covenant to $21.5 million as of December 31, 2009;

•	Adjusted the allowable capital expenditures for the year ending December 31, 2010 to a maximum of $500,000;

•	Eliminated the automatic renewal of our revolving credit line in January, 2011;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75,000, $25,000 of which is payable on the date of the execution of the Seventh Amendment with $25,000 due within 30 days and $25,000 due within 60 days.

As of April 4, 2010, we did not have any material commitments for capital expenditures.

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

Management based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of April 4, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of April 4, 2010, we have issued 616,408 shares upon the exercise of warrants, and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.8 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.

ITEM 6.   EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1
Secured Promissory Note dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.2
Sixth Amendment to Credit and Security Agreement dated January 14, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed January 21, 2010)

10.3
Letter Agreement dated September 8, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant, acknowledged and agreed to by the registrant and such subsidiaries on September 16, 2009 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 21, 2009)

10.4	Consent and release by Wells Fargo Bank, National Association, dated March 15, 2010 (incorporated by reference to Exhibit 10.10 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.5
Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.6
Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56i to the registrant's Annual Report on Form 10-K filed on April 15, 2010)

10.7
Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.8
Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.9
Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.10
Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.11
Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.12
AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.13
Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.14
Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on form 8-K filed on March 15, 2010)

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

MISCOR GROUP, LTD.

May 18, 2010	By:	/s/ Michael Topa
Michael Topa
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Secured Promissory Note dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.2
Sixth Amendment to Credit and Security Agreement dated January 14, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed January 21, 2010)

10.3
Letter Agreement dated September 8, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant, acknowledged and agreed to by the registrant and such subsidiaries on September 16, 2009 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 21, 2009)

10.4	Consent and release by Wells Fargo Bank, National Association, dated March 15, 2010 (incorporated by reference to Exhibit 10.10 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.5
Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.6
Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56i to the registrant's Annual Report on Form 10-K filed on April 15, 2010)

10.7
Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.8
Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.9
Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.10
Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.11
Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.12
AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.13
Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.14
Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on form 8-K filed on March 15, 2010)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications