Form 10-Q
period 2010-07-04
MISCOR GROUP, LTD.
filed 2010-08-18
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2010 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-52380

MISCOR GROUP, LTD.
(Exact name of registrant as specified in its charter)

Indiana	20-0995245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Nave Road SE
Massillon, OH  44646
(Address of principal executive offices/zip code)

Registrant’s telephone number, including area code:  (330) 830-3500

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 10, 2010, there were 11,785,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

ASSETS
	July 4,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts
of $197 and $766, respectively	5,551	4,083
Inventories, net	5,558	5,349
Assets held-for-sale	4,088	15,914
Other current assets	641	261
Total current assets	15,838	25,607

PROPERTY AND EQUIPMENT, net	6,108	7,050

OTHER ASSETS
Goodwill	7,831	7,831
Customer relationships, net	6,729	6,922
Other intangible assets, net	621	643
Deposits and other assets	368	117
Total other assets	15,549	15,513

Total Assets	$37,495	$48,170

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $55 and $100, respectively	$3,828	$3,207
Current portion of long-term debt	2,733	430
Current portion of long-term debt, Officers and Affiliates	2,060	4,600
Accounts payable	3,474	2,549
Liabilities of held-for-sale operations	1,022	9,581
Accrued expenses and other current liabilities	1,293	1,636
Total current liabilities	14,410	22,003

LONG TERM LIABILITIES
Long-term debt	1,179	2,003
Long-term debt, Officers	2,019	2,418
Total long-term liabilities	3,198	4,421

Total liabilities	17,608	26,424

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized;
11,785,826 and 11,801,326 shares issued and outstanding, respectively	50,920	50,920
Additional paid in capital	8,420	8,452
Accumulated deficit	(39,453)	(37,626)
Total Stockholders' equity	19,887	21,746

Total Liabilities and Stockholders' Equity	$37,495	$48,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
Revenues
Product Sales	$1,150	$650	$2,450	$2,248
Service Revenue	7,955	6,301	14,686	14,961
Total Revenues	9,105	6,951	17,136	17,209

Cost of Revenues
Cost of Product Sales	783	403	1,784	1,657
Cost of Service Revenue	6,626	5,883	12,451	14,211
Total Cost of Revenues	7,409	6,286	14,235	15,868

Gross Profit	1,696	665	2,901	1,341

Selling, General and Administrative Expenses	2,146	2,722	4,497	6,349

Loss From Operations	(450)	(2,057)	(1,596)	(5,008)

Other (Income) Expense
Interest Expense	208	185	413	405
Other (Income) Expense	32	(226)	9	(608)
	240	(41)	422	(203)

Loss From Continuing Operations Before Taxes	(690)	(2,016)	(2,018)	(4,805)

Income Tax Expense	-	-	-	-

Loss From Continuing Operations	(690)	(2,016)	(2,018)	(4,805)

Income (Loss) From Discontinued Operations	(91)	(620)	192	(1,162)
(See Note C, Discontinued and Held-for-Sale Operations)

NET LOSS	$(781)	$(2,636)	$(1,826)	$(5,967)

Basic and Diluted Income (Loss) per Common Share
From Continuing Operations	$(0.06)	$(0.17)	$(0.17)	$(0.41)
From Discontinued Operations	(0.01)	(0.05)	0.02	(0.10)
Basic and Diluted Loss per Common Share	$(0.07)	$(0.22)	$(0.15)	$(0.51)

Weighted Average Number of Common Shares Outstanding	11,786,727	11,763,478	11,790,480	11,756,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the Six Months Ended
	July 4, 2010	July 5, 2009
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES

Net loss	$(1,826)	$(5,967)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
Depreciation and amortization	975	1,577
Bad Debts	-	187
Inventory reserves	(12)	196
Loss on sale of equipment	37	-
Gain on disposal of discontinued operations	(314)	-
Amortization of stock-based compensation plans	(30)	38
Amortization of debt issuance costs and debt discount	52	36
Unrealized gain on conversion option	(18)	(555)
Changes in:
Accounts receivable	(689)	7,268
Inventories	55	2,566
Other current assets	(41)	(159)
Deposits and other non-current assets	5	129
Accounts payable	1,120	(2,442)
Accrued expenses and other current liabilities	(308)	(403)
Net cash provided (utilized) by operating activities	(994)	2,471

INVESTING ACTIVITIES

Proceeds from disposal of discontinued operations	746	-
Acquisition of property and equipment	(1)	(455)
Proceeds from disposal of property and equipment	166	21
Net cash provided (utilized) by investing activities	911	(434)

FINANCING ACTIVITIES

Payments on capital lease obligations	(26)	(50)
Short term borrowings (repayments), net	610	(1,803)
Borrowings of long-term debt	12	70
Repayments of long-term debt	(511)	(298)
Proceeds from the issuance of shares	-	44
Cash repurchase of restricted stock	(2)	(5)
Net cash provided (utilized) by financing activities	83	(2,042)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(5)
Cash, and cash equivalents beginning of period	-	76

Cash and cash equivalents, end of period	$-	$71

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$344	$390

The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and six months ended July 4, 2010 and July 5, 2009, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included.  The results for the six months ended July 4, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the most recent disclosure of the Company’s accounting policies.

Although we have been in violation of our bank covenants in the past, we were successful in negotiating waivers and amendments to our credit facilities. Based on our fiscal 2010 budget, and our operating results for the six months ended July 4, 2010, we believe we will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010.  In the event we are unable to attain the results expected based on the budget, we may have future debt covenant violations and the lender could claim a default and demand repayment.  If the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities.

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.   As a result of the sale or planned sale of the Company’s Construction and Engineering Services operations and Rail Services operations, the financial results associated with these operations were classified as discontinued operations on the Company’s Condensed Consolidated Statement of Operations and held for sale on the Condensed Consolidated Balance Sheets (See Note C, Discontinued and Held for Sale Operations).  These reclassifications had no impact on the Company’s Condensed Consolidated Statement of Cash Flows.   In addition, the estimated fair value of a conversion option on a note payable as of January 1, 2009 was reclassified from equity to liability, and a corresponding adjustment to fair value at July 5, 2009 was included in other (income) on the Company’s Condensed Consolidated Statement of Operations (See Note E, Derivative Instruments).

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE C – DISCONTINUED AND HELD FOR SALE OPERATIONS

AMP Rail Services Canada, ULC

On December 18, 2009 the Company sold all of the outstanding capital stock of AMP Rail Services Canada, ULC (“AMP Canada”) to 4107730 Canada Inc. (d/b/a Novatech, Inc.) (“Novatech”), one shareholder of which is the former general manager of AMP Canada, for a net sales price of approximately $1,460, net of transaction fees.  The proceeds consisted of $1,100 in cash and a $400 note receivable, secured by the machinery and equipment of AMP Canada, offset by transaction fees of approximately $40.  The note bears interest at a rate of 5% per year and requires monthly principal payments of $11 through December, 2012.  AMP Canada will not be a related party to the Company following the completion of the sale.

The following table provides revenue and pretax loss from the AMP Canada discontinued operations:

	Three Months Ended	Six Months Ended
	July 5, 2009	July 5, 2009
Revenue from discontinued operations	$867	$2,203
Pretax loss from discontinued operations	(352)	(418)

Construction and Engineering Services Business

In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”) consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) (together the “CES disposal group”) subsidiaries in order to raise operating capital and focus on its core industrial services operations.  As a result, the Company has reported Martell and Ideal as held for sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement.  On February 3, 2010 the Company completed the sale of 100 percent of the outstanding capital stock of Ideal and 100 percent of the outstanding membership units of Martell Electric to the Company’s Chairman and former President and CEO, John A. Martell, and his wife, Bonnie M. Martell for $3,500, subject to a working capital adjustment.  During the first half of 2010, the Company recorded working capital adjustments of $(1,654), bringing the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric.  The sale proceeds consisted of a cash payment of $750 and a reduction of $1,096 of a $3,000 note owed to Mr. Martell by the Company.  During the six months ended July 4, 2010, the Company recognized a pretax gain on sale of $136 from the sale of its CES disposal group, which was included in the Company’s Condensed Consolidated Statement of Operations within Income (Loss) from Discontinued Operations.  During the three months ended July 4, 2010, the Company recognized a pretax loss on sale of $80 as a result of the final working capital adjustment for the sale of its CES disposal group, which was included in the Company’s Condensed Consolidated Statement of Operations within Income (Loss) from Discontinued Operations.

The following table provides revenue and pretax income (loss) from the CES disposal group discontinued operations:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenue from discontinued operations	$-	$8,576	$1,721	$15,390
Pretax income (loss) from discontinued operations	-	58	(171)	(156)
Pretax gain (loss) on disposal of discontinued operations	(80)	-	136	-

The assets and liabilities of the CES disposal group classified as held for sale operations at February 3, 2010 (date of sale) and December 31, 2009 are summarized as follows:

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

American Motive Power

In December 2009, the Company announced its plan to sell its American Motive Power, Inc. (“AMP”) subsidiary in order to focus on its core industrial services operations.  As a result, the Company has reported AMP as held for sale, and adjusted the carrying value of AMP’s long-lived assets at December 31, 2009 based on the sale agreement entered into in early 2010.  On March 15, 2010 The Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC Transport, LLC (“LMC”), an unrelated party, in exchange for the assumption of the net liabilities of AMP.  During the six months ended July 4, 2010, the Company recognized a gain on sale of $178 from the sale of AMP, which was included in the Company’s Condensed Consolidated Statement of Operations within Income (Loss) from Discontinued Operations.  AMP will not be a related party to the Company following the completion of the sale.

The following table provides revenue and pretax loss from the AMP discontinued operations:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenue from discontinued operations	$-	$1,170	$709	$2,584
Pretax loss from discontinued operations	-	(623)	(241)	(1,474)
Pretax gain on disposal of discontinued operations	-	-	178	-

The assets and liabilities of AMP classified as held for sale operations at March 8, 2010 (date of sale) and December 31, 2009 are summarized as follows:

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

HK Engine Components

In December 2009, the Company announced its plan to sell its HK Engine Components (“HKEC”) subsidiary in order to focus on its core industrial services operations.  As a result, the Company has reported HKEC as held for sale.  The carrying value of the long lived assets of HKEC were adjusted to their estimated fair market values at December 31, 2009 based on the expected selling price of HKEC.  The Company expects the sale of HKEC to be completed during 2010.

The following table provides revenue and pretax income (loss) from the HKEC discontinued operations:

	Three Months Ended		Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenue from discontinued operations	$1,849	$1,873	$4,044	$5,490
Pretax income (loss) from discontinued operations	(143)	297	260	886

The assets and liabilities of HKEC classified as held for sale operations at July 4, 2010 and December 31, 2009 are summarized as follows:

	July 4, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $81 and $142, respectively	$939	$592
Inventories, net	1,841	2,094
Other current assets	51	30
Total current assets	2,831	2,716

PROPERTY AND EQUIPMENT, net	1,225	1,233

Other assets	31	24

Total Assets	$4,088	$3,973

LIABILITIES
Accounts payable	$728	$601
Accrued expenses and other liabilities	294	308
Total liabilities	1,022	909

Net Assets	$3,066	$3,064

NOTE D - INVENTORY

Inventory consists of the following:

	July 4,	December 31,
	2010	2009
Raw materials	$2,651	$2,705
Work-in-process	2,867	2,486
Finished goods	745	855
	6,263	6,046
Less: allowance for slow moving and obsolete inventories	(705)	(697)
	$5,558	$5,349

At July 4, 2010 and December 31, 2009, inventory, net of allowance for slow moving, totaling $1,841 and $3,418 respectively, was classified as held for sale and included in Assets Held for Sale on the Condensed Consolidated Balance Sheets.

NOTE E – DERIVATIVE INSTRUMENTS

Effective January 1, 2009, the Company adopted new accounting guidance which clarified the determination of whether equity-linked instruments (or embedded features), such as our convertible securities and warrants to purchase our common stock, are considered indexed to our own stock, which would require certain treatment under the guidance for accounting for derivative instruments.  As a result of adopting the new guidance, a conversion option on a note payable to our Chairman, which was previously treated as equity, has been considered a derivative liability since the beginning of 2009.  The Company’s condensed consolidated financial statements for the three and six months ended July 5, 2009 have been restated to reflect the adoption of this new guidance, which was not incorporated in the condensed consolidated financial statements originally filed for the three and six months ended July 5, 2009.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

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

The estimated fair values of the derivative liabilities are recorded as Long-term debt, Officers and Affiliates on the Company’s Condensed Consolidated Balance Sheets.  Changes in the estimated fair values of the derivative liabilities are recorded in the Company’s Condensed Consolidated Statement of Operations.  In February 2010, the note payable to the Company’s Chairman underlying this derivative instrument was exchanged by the Chairman for a new note, and as a result, the conversion option expired. The expiration of the conversion option resulted in the Company recording a gain of $18 in the first quarter of 2010, which was equal to the estimated fair value of the conversion option on January 1, 2010.  The effect of marking the derivative liability to its estimated fair value resulted in non-cash income at the end of the Company’s second quarter of 2009 as shown in the table below (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	July 5, 2009 (As restated)	July 5, 2009 (As previously reported)	July 5, 2009 (As restated)	July 5, 2009 (As previously reported)
Estimated fair value of derivative liability	$83	$-	$83	$-
Income resulting from change in value of derivative liability	179	-	555	-
Other income (expense)	49	(130)	405	(150)

Net Loss	(2,639)	(2,818)	(5,969)	(6,524)

Basic and Diluted Loss per Common Share	$(0.22)	$(0.24)	$(0.51)	$(0.55)

The Company used a Black-Scholes option pricing model to estimate the fair value of the derivative liability at January 1, 2009 and July 5, 2009, using a weighted average of 713,750 optionable shares along with the following assumptions:
	July 5, 2009	April 5, 2009	January 1, 2009
Expected volatility	47.57%	47.59%	47.48%
Risk-free interest rate	2.43%	1.87%	1.72%
Expected term	5.5 years	5.75 years	6.0 years%
Dividend yield	0%	0%	0

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

We account for goodwill in accordance with ASC 350, Intangibles - Goodwill and Other.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition.  Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter.  The Company tests goodwill for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.  There were no occurrences during the six months ended July 4, 2010 that would indicate a potential reduction of the fair value of a reporting unit below its carrying value, and accordingly, the Company did not test goodwill for impairment during the six months ended July 4, 2010.

For its annual impairment test during the fourth quarter of 2009, the Company estimated the fair value of its Magnetech Industrial Services (“MIS”) reporting unit using a discounted cash flow model.  Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit.  For the goodwill testing completed during the fourth quarter of 2009 for its MIS reporting unit the Company used a cost of capital of 25%, and determined that the calculated fair value exceeded the carrying value by approximately 12%.  Accordingly, there was no impairment for this reporting unit.  An increase in the discount rate used in the analysis of more than 315 basis points, or a decrease in projected 2010 through 2016 revenue of more than 10% would have resulted in a determination of impairment for MIS, however, management believes that the discount rate of 25% and the revenue projections used in its cash flow model are reasonable.

Other Intangible Assets

Intangible assets consist of the following:
		July 4, 2010			December 31, 2009
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accululated Amortization	Net	Gross Carrying Amount	Accululated Amortization	Impairment	Net

Patents and Trademarks	10	$4	$(4)	$0	$4	$(3)	$-	$1
Mutual Services Agreement	1	-	-	-	100	(100)	-	-
Technical Library	20	700	(89)	611	700	(73)	-	627
Customer Relationships	15-20	7,722	(993)	6,729	9,592	(1,044)	(1,626)	6,922
Non-Compete Agreements	3	17	(7)	10	807	(518)	(274)	15

Total		$8,443	$(1,093)	$7,350	$11,203	$(1,738)	$(1,900)	$7,565

The estimated future amortization expense related to intangible assets for the periods subsequent to July 4, 2010 on a calendar year basis is as follows:

Year Ending December 31 --
2010	$216
2011	428
2012	421
2013	421
2014	421
Thereafter	5,443

Total	$7,350

NOTE G – SENIOR CREDIT FACILITY

On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  The credit facility was originally comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.

On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc.  The original maturity date of the note is January 1, 2011.  The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries.  From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance.  Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008.  The outstanding balance on the revolving note was $3,883 and $3,307 at July 4, 2010 and December 31, 2009.  As of July 4, 2010 and December 31, 2009 there was $72 and $1,270 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate plus 3% as a result of the default notice as described below.  Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR plus 5.25%, as a result of the Fourth Amendment to the Credit Facility as described below.  Effective June 1, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 0.53% at July 4, 2010) plus 8.25%, as a result of the second Fourth Amendment to the Credit Facility as described below.

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

The real estate term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments.  The real estate term note originally required monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance.  As a result of the Sixth Amendment to the Credit Facility, as described below, the Company is required to make additional weekly principal payments of $10 on the real estate term note.  The outstanding balance under the real estate term note as of July 4, 2010 and December 31, 2009 was $428 and $809.  From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the banks prime rate (3.25% at December 31, 2008).  Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the first Fourth Amendment to the Credit Facility as described below.  Effective June 1, 2009 the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.53% at July 4, 2010) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

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

In April 2008, the Company and Wells Fargo amended the Credit Facility entered into in January 2008. This first amendment, among other things, provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The original maturity date of the note was June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of July 4, 2010 and December 31, 2009 was $454 and $580.  Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below.  Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the waiver agreement as described below.  Effective June 1, 2009 the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.53% at July 4, 2010) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.

As part of the financing and the related amendments, the Company paid debt issue costs of $69 and is amortizing these costs to interest expense over the remaining term of the financing.  Debt issue costs amortized to interest expense was $3 and $7 for the three and six months ended July 4, 2010 and $4 and $8 for the three and six months ended July 5, 2009.  Net debt issue costs at July 4, 2010 and December 31, 2009 was $8 and $14.  The Company also paid fees to Wells Fargo as part of the financing and the related amendments in the amount of $346. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility.  Debt discount accreted to interest expense was $23 and $45 for the three and six months ended July 4, 2010 and $14 and $28 for the three and six months ended July 5, 2009.   Net debt discount at July 4, 2010 and December 31, 2009 was $55 and $100.

Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $107 and $196 for the three and six months ended July 4, 2010 and $103 and $239 for the three and six months ended July 5, 2009.

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $2,079, respectively (together, the “Subordinated Indebtedness”) (See Note H, Debt and Note I, Related Party Transactions).  Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

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

On April 14, 2009, the Company and Wells Fargo signed a first Fourth Amendment to the Credit Facility and waiver of the default notification received on March 5, 2009 (the “first Fourth Amendment”).  The amendment and waiver amended the credit facility as follows:

•	Waived the Company’s noncompliance with the minimum net income and debt service coverage ratio covenants for the year ended December 31, 2008
•	Eliminated the minimum net income and debt service coverage ratio covenants for the year ending December 31, 2009
•	Adjusted the minimum book net worth covenant to $38,750 as of December 31, 2009
•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2009
•	Reduced the revolving credit line limit to $11,000 (from $13,750)
•	Reset the interest rate on the revolving credit line and term notes to the Daily Three Month LIBOR plus 5.25% effective April 14, 2009
•	Suspended interest payments on the Company’s subordinated debt to the Company’s Chairman and former CEO, John A. Martell.

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

NOTE H - DEBT

Long-term debt

Long-term debt consists of the following:

	July 4,	December 31,
	2010	2009

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2010, plus interest at prime rate (3.25% at July 4, 2010 and December 31, 2009) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$2,000	$2,000

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2010, plus interest at prime rate (3.25% at July 4, 2010 and December 31, 2009) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to Officer, payable in monthly installments of $5 beginning April 1, 2010, with outstanding balance payable at maturity date of February 28, 2012, plus interest at the greater of 5% or the prime rate (3.25% at July 4, 2010 and December 31, 2009) plus 2%, secured by a subordinated interest in substantially all assets owned by the Company	2,079	-

Convertible Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate (3.25% at December 31, 2009) less 1% through December 31, 2008, interest rate increased to prime plus 1% beginning on January 1, 2009 and was reset to the greater of 5% or prime plus 1% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	-	3,000

Liability for conversion option on note payable to Officer (See Note E, Derivative Instruments)	-	18

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime rate plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.53% at July 4, 2010) plus 8.25% beginning June 1, 2009, secured by certain real estate (see Note G, Senior Credit Facility)	428	809

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.53% at July 4, 2010) plus 8.25% beginning June 1, 2009, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	454	580

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	136	147

Notes payable in monthly installments of $1 through April 2014, without interest, secured by certain equipment.	-	136

Capital lease obligations	1,030	1,044
	8,127	9,734
Less: current portion	4,821	5,097

	$3,306	$4,637

At July 4, 2010 and December 31, 2009, debt totaling $136 and $283, respectively, was classified as held for sale, including $28 and $67, respectively, classified as current and $108 and $216, respectively, classified as long term.

Aggregate maturities of long-term debt for the periods subsequent to July 4, 2010 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2010	$4,607
2011	435
2012	2,153
2013	906
2014	26
Thereafter	-
$8,127

Following is a summary of interest expense for the three and six months ended July 4, 2010 and July 5, 2009:

	Three Months Ended		Six Months Ended
	July 4,	July 5,	July 4,	July 5,
	2010	2009	2010	2009

Interest expense on principal	$184	$209	$366	$454

Amortization of debt issue costs	3	4	7	8

Amortization of debt discount - revolving notes payable	23	14	45	28

	$209	$227	$418	$490

For the three and six months ended July 4, 2010, interest expense of $1 and $5 was attributable to the Company’s discontinued operations and recorded within Income (Loss) from Discontinued Operations on the Condensed Consolidated Statements of Operations.  For the three and six months ended July 5, 2009, interest expense of $42 and $85 was attributable to the Company’s discontinued operations and recorded within Income (Loss) from Discontinued Operations on the Condensed Consolidated Statements of Operations.

NOTE I - RELATED PARTY TRANSACTIONS

Long-term debt, officers

On February 3, 2010 a note payable to the Company’s Chairman and former President and CEO in the original principal amount of $3,000, originally issued January 1, 2004 was exchanged for a new note in the original principal amount of $425 in conjunction with the sale of the Company’s CES business to its Chairman. The principal amount of this new note was subsequently increased to $2,079 as a result of the working capital adjustment according to the terms of the sale agreement for the Company’s CES business.  The new note bears interest at the greater of 5% or the prime rate (3.25% at July 4, 2010) plus 2%, and requires monthly principal payments of $5, subject to the approval of Wells Fargo, beginning April 1, 2010 with all remaining outstanding principal and any unpaid accrued interest due on February 28, 2012, which is also subject to the approval of Wells Fargo.  As of July 4, 2010 no principal payments had been made on the note.  The new note is secured by certain personal property of the Company, subject to a subordination agreement that subordinates the obligations of the Company under this note to the Wells Fargo credit facility.  (See Note C, Discontinued and Held for Sale Operations, Note G, Senior Credit Facility and Note H, Debt).

The original note payable to the Company’s Chairman had a balance of $3,000 at December 31, 2009. Interest was payable monthly at prime plus 1%, through April 13, 2009 and 5% or prime plus 1%, whichever is greater, beginning April 14, 2009.  On April 14, 2009, the note was amended in relation to the Wells Fargo senior credit facility waiver and amendment to defer payment of interest and principal on the note (see Note G, Senior Credit Facility).  Interest on the note continued to accrue monthly.  Under the terms of the note, principal payments were due monthly in the amount of $50 beginning February 1, 2010.  However, the Company’s Chairman signed a subordination agreement in relation to the senior credit facility with Wells Fargo that prohibited principal and interest payments on this note as long as there was an outstanding balance on the senior credit facility.  The original note also included a conversion option whereby outstanding principal and accrued interest under the note could be converted to common stock at a price of $2.50 per share at any time at the election of the Company’s Chairman.  This conversion option expired when the original note was exchanged by the Company’s Chairman in conjunction with the sale of the Company’s CES business on February 3, 2010.

Interest expense on the notes was $20 and $37 for the three and six months ended July 4, 2010 and $36 and $69 for the three and six months ended July 5, 2009.

The Company is indebted to the former members of 3-D, one of whom is the former President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at July 4, 2010 and December 31, 2009 (see Note G, Senior Credit Facility and Note H, Debt). Interest is payable monthly at prime.  Interest expense on the note was $16 and $32 for the three and six months ended July 4, 2010 and $17 and $33 for the three and six months ended July 5, 2009. The note matures on November 30, 2010.

Leases

The Company leases its South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $73 and $146 for the three and six months ended July 4, 2010 and $71 and $151 for the three and six months ended July 5, 2009.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was approximately $40 and $79 for the three and six months ended July 4, 2010 and approximately $39 and $78 for the three and six months ended July 5, 2009.

The Company leased a facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chairman of the Board and stockholder. Rent expense under this agreement was approximately $0 and $7 for the three and six months ended July 4, 2010 and approximately $22 and $45 for the three and six months ended July 5, 2009.  This lease was included in the sale of the Company’s CES business on February 3, 2010, and, as of that date, is no longer an obligation of the Company.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017.  Rent expense under the lease was approximately $135 and $270 for the three and six months ended July 4, 2010 and July 5, 2009.

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

For the three months ended July 4, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase a weighted average of 40,226 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.   For the six months ended July 4, 2010, the Company’s common stock equivalents, consisting of a weighted average of 220,541 potential shares of common stock related to convertible subordinated debt securities, warrants to purchase a weighted average of 308,364 shares of common stock and options to purchase a weighted average of 31,930 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

For the three and six months ended July 5, 2009, the Company’s common stock equivalents, consisting of 1,200,000 potential shares of common stock related to convertible subordinated debt securities, warrants to purchase 310,254 shares of common stock and options to purchase 55,700 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

NOTE K - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At July 4, 2010 and December 31, 2009, approximately 15% and 12%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and approximately 19% and 19%, respectively, of gross receivables were due from entities in the rail industry. No customers  accounted for 10% or more of gross accounts receivable at July 4, 2010.  One customer, of the Construction and Engineering Services segment, accounted for approximately 10% of gross accounts receivable at December 31, 2009.  No customer accounted for 10% or more of revenue from continuing operations for the three or six months ended July 4, 2010 or July 5, 2009.

NOTE L - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At July 4, 2010 and December 31, 2009, approximately 13% and 34%, respectively, of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year.  An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three months ended July 4, 2010 and July 5, 2009 is as follows:

	Three Months ended July 4, 2010	Three Months ended July 5, 2009	Six Months ended July 4, 2010	Six Months ended July 5, 2009
Balance at beginning of period	$254	$485	$394	$589
Warranty claims paid	(26)	(20)	(36)	(151)
Warranty expense	53	15	73	42
Other1	-	-	(150)	-
Balance at end of period	$281	$480	$281	$480

1 Warranty reserve for AMP subsidiary divested in February, 2010.

Employment Agreements

On September 30, 2005, the Company entered into an employment agreement with its Chairman and, at that time, President and CEO John A. Martell. The agreement was for an initial three-year term, subject to earlier termination as provided in the agreement.  Effective January 1, 2010, the agreement automatically renewed for a one-year period.  At each year-end, the agreement will again automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive with good reason, or due to death or disability. The benefits include continuation of a multiple of the executive’s base salary for three years, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year.  On February 3, 2010 this employment agreement was modified in relation to the sale of the Company’s CES business to remove non-compete and non-solicitation clauses from the agreement.

On June 18, 2010, the Company entered into an employment agreement with its newly appointed President and CEO Michael P. Moore. The agreement was for an initial one-year term, subject to earlier termination as provided in the agreement.  At each year-end, the agreement will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive with good reason, or due to death or disability. The benefits include continuation of the executive’s base salary for six months, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for six months.

Novatech Note Receivable

In December 2009, as part of the sale of AMP Rail Services Canada, the purchaser of AMP Rail Services Canada entered into a promissory note for $400,000 with monthly payments of $11,988.  Proceeds from this note were assigned to Wells Fargo Bank, which were applied to the MISCOR credit facility, specifically the real estate term loan.  Following the sale of American Motive Power, Novatech suspended payments to MISCOR claiming payment was due to the purchaser of American Motive Power.  Subsequently, counsel for Wells Fargo Bank provided Novatech with Notice of Default.  Wells Fargo Bank has not yet determined what additional actions will be taken.  MISCOR has continued to make the monthly payments of $11,988 as required by the note assignment.  Management expects to recover the full amount of the note receivable, and accordingly, no reserve has been recorded against the note.

Construction and Engineering Services Working Capital Adjustment

Subsequent to agreement of the working capital adjustment related to the sale of our Construction and Engineering Services businesses, the purchasers initiated discussions with the Company’s independent director, who had negotiated the sale, about restructuring payment of the Working Capital Adjustment.  Specifically, the purchasers are requesting that all or part of the working capital adjustment be paid in cash, which would require the consent of the Company’s senior lender, Wells Fargo Bank.  MISCOR had elected, as provided for under the purchase agreement, to apply the full amount of the Working Capital Adjustment to the note.  The purchaser, Wells Fargo and the Company’s independent director have not yet reached an agreement on restructuring payment of the Working Capital Adjustment.

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

Note Receivable and Debt

As of July 4, 2010 and December 31, 2009, market rates on similar notes for similar terms and remaining maturities are used to estimate the fair value of existing notes receivable at the present value of expected cash flows.  At July 4, 2010 and December 31, 2009, the fair value of the note receivable, with a carrying value of $379 and $390, respectively, is estimated at $379 and $390, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates the note would be issued at utilizing current market rates.

As of July 4, 2010 and December 31, 2009, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows.  As of July 4, 2010 and December 31, 2009, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the former members of 3-D and the Company’s Chairman.  At July 4, 2010 and December 31, 2009 the aggregate fair value of debt, with an aggregate carrying value of $11,226 and $11,879, respectively, is estimated at $11,441 and $12,597, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE N - SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended
	July 4, 2010	July 5, 2009

Issuance of restricted stock	$-	$5

Reduction of note payable in conjunction with sale of CES business	$1,096	$-

Expiration of conversion option	$18	$555

Equipment acquired through capital lease obligation	$-	$70

NOTE O – MANAGEMENT PLAN

In 2009 the Company’s Board of Directors approved a restructuring plan, publicly announced on December 23, 2009, which included the Company’s sale of its Montreal-based rail subsidiary, its intent to divest its remaining Rail Services and Construction Services subsidiaries to allow MISCOR to concentrate on industrial and utility services as the refocused vision for the Company, and the relocation of its corporate headquarters to Massillon, OH.  Despite operating losses in  the three and six months ended July 4, 2010 gross margins have improved and SG&A costs have been reduced, directly reflecting cost reduction efforts and restructuring activities.  Continued focus on margin improvement is required to achieve profitability, with specific actions to be developed by the Company’s newly appointed

President and CEO, to be implemented in the second half of 2010.  Through July 4, 2010, the Company has completed its planned relocation of its headquarters to Massillon, OH and the divestitures of its CES businesses and two of the three operating units of its Rail Services business.  These restructuring activities have resulted in a reduction of the Company’s working capital requirements, and have allowed Management to focus on and devote appropriate resources to its Industrial Services businesses.  The Company has also initiated negotiations to restructure debt held by the former members of 3-D (BDeWees and XGen III) to further improve its working capital.  Based on its fiscal 2010 budget, and its operating results for the six months ended July 4, 2010, the Company believes it will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010.  In the event the Company was unable to attain the results expected based on the budget, the Company could have future debt covenant violations and the lender could claim a default and demand repayment.  If the lender demands immediate repayment of outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities.

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

The severity and extended nature of the recent economic decline resulted in a steep decline in demand for products and services in the industries that we support.  In 2009 and 2010 we undertook a number of actions to reduce our fixed costs and increase operating margins.  We suspended non-essential cash expenditures and severely reduced capital expenditures.  These efforts were an endeavor to align our operating costs to the decline in sales and respond to debt service and supplier demands.

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

The restructuring plan also included relocating our corporate offices to Massillon, Ohio in order to more centrally locate our management team within our operational area and reduce selling, general and administrative expenses.  We have progressed with the divestiture of the construction and engineering businesses as well as two of our subsidiaries specializing in the repair and remanufacturing of locomotives.   We plan to complete the divestiture of our diesel engine components subsidiary during our 2010 fiscal year.  Relocation of our corporate offices to Massillon, Ohio was completed in the second quarter of 2010.  Our previous President and CEO, John A. Martell, will remain as non-executive Chairman of Miscor.

Revenues from our continuing operations in the six months ended July 4, 2010 increased approximately 21% from the six months ended December 31, 2009, reflecting increased service demand.  Gross profit increased with lower direct costs and overhead reduction efforts.  Cost reduction initiatives were realized in SG&A with a reduction of approximately 3% compared to the second half of 2009.  Consequently, the first half of 2010 as compared to the last six months of 2009 realized improved operating results.  Divestiture of our Construction and Engineering Services businesses and American Motive Power subsidiary reduced our past due accounts payable by more than $3.2 million, providing a much needed reduction in cash demands and helping our liquidity.  While neither divestiture resulted in significant additional cash, the reduction in debt and other obligations were important, and are expected to help us enhance and grow our capabilities in our industrial services business.   While our past due accounts payable have been reduced, certain suppliers continue to place us on credit hold or cash in advance terms.  These restrictions impacted our sales and operating margins in 2009, and continue to have an impact in  2010, although the impact has been reduced.

We are continuing to assess the strategic fit of our various businesses and will explore a number of strategic alternatives for our non-strategic businesses including possible divestures.

Recent Developments

On June 14, 2010 the Company appointed Michael P. Moore to the office of President and Chief Executive Officer.  Mr. Moore formerly served as president of Akron, Ohio-based Emerald Performance Materials, a Lubrizol divestiture and leading supplier of niche chemicals to automotive, food, textile and other industrial and consumer markets with annual revenues of approximately $400 million.  Moore has extensive experience in manufacturing services and operations, having held a variety of senior positions with Lubrizol, Noveon and BF Goodrich.  In addition to a bachelor’s degree in chemical engineering from Ohio State University, Moore holds an MBA from Baldwin Wallace College in Berea, Ohio.  He is 53 years old.  Miscor’s previous CEO, John A. Martell, will remain as non-executive Chairman of the Company effective August 1, 2010.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation. The consolidated financial statements for the three and six months ended July 4, 2010 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., and HK Engine Components, LLC through July 4, 2010, and Martell Electric, LLC, Ideal Consolidated, Inc. through February 3, 2010 and American Motive Power, Inc. (“AMP”) through March 8, 2010.  The consolidated financial statements for the three and six months ended July 5, 2009 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., HK Engine Components, LLC, Martell Electric, LLC, Ideal Consolidated, Inc., and American Motive Power, Inc. (“AMP”).  All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition. Revenue consists primarily of product sales and service of industrial magnets and electric motors, and sales of diesel engine components. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at our site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For services to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. We provide for an estimate of doubtful accounts based on specific identification of customer accounts deemed to be uncollectible and historical experience.

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

Discontinued operations and assets and liabilities held for sale.  For those businesses where we have committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell.  If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. The fair values have been estimated using accepted purchase agreements or expected selling price based on consultations with third parties.  Depreciation and amortization expense is not recorded on assets of businesses to be divested once they are classified as held for sale.

Businesses to be divested are classified in the Condensed Consolidated Financial Statements as either discontinued operations or held for sale. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held for sale on the Condensed Consolidated Balance Sheets and to discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented.  The gains or losses associated with these divested businesses are recorded within discontinued operations on the Condensed Consolidated Statement Operations.  We do not expect any significant continuing involvement with these businesses following their divestiture, and these businesses have been disposed of or are expected to be disposed of within one year.

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

Segment information.  Through December 31, 2009 we operated in three segments, Industrial Services, Construction and Engineering Services, and Rail Services.  In December 2009, we announced an overall restructuring plan, which included the divestiture of our subsidiaries in the Rail Services and Construction and Engineering Services (“CES”) segments in order to align our operations with its long-term vision and allow the Company to focus on industrial and utility services.  In February of 2010 we completed the divestiture of our CES businesses, and in December 2009 and March 2010 we completed the divestitures of two of our three Rail Services businesses.  Following these divestitures our continuing businesses have operated in one segment, the former Industrial Services segment.  We report the financial results of our remaining Rail Services business as discontinued operations on the Condensed Consolidated Statement of Operations and as held for sale on the Condensed Consolidated Balance Sheets.

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

Results of Operations

Three Months Ended July 4, 2010 Compared to Three Months Ended July 5, 2009

Revenues. Revenues from continuing operations increased by $2.2 million or 31% to $9.1 million for the three months ended July 4, 2010 from $7.0 million for the three months ended July 5, 2009. The increase in revenue is generally related to an improved economic environment for our customers, which has created an increase in demand for our products and services.

Gross Profit. Total gross profit for the three months ended July 4, 2010 was $1.7 million or 19% of revenues from continuing operations compared to $0.7 million or 10% of revenues from continuing operations for the three months ended July 5, 2009.  The increase of $1.0 million or 156% was due to decreased labor and overhead costs mainly as a result of staff reductions and cost reduction actions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses related to continuing operations were $2.1 million for the three months ended July 4, 2010 compared to $2.7 million for the three months ended July 5, 2009, reflecting reduced selling expense and cost reduction efforts at our Corporate headquarters, which consisted primarily of headcount reductions.

Interest Expense and Other Income.  Interest expense attributable to continuing operations increased for the three months ended July 4, 2010 from the three months ended July 5, 2009 mainly due to increases in the interest rates paid on the Wells Fargo credit facility and the note payable to our Chairman, which together constituted approximately 57% and 66% of our outstanding debt at July 4, 2010 and July 5, 2009.  The higher interest rates were partially offset by an approximately 7% decrease in the debt attributed to our continuing operations.  Overall interest expense decreased for the three months ended July 4, 2010 from the three months ended July 5, 2009 mainly due to an approximately

21% decrease in overall debt levels.  The impact on interest expense due to the decrease in debt was partially offset by increases in the interest rates paid on the Wells Fargo credit facility as well as on our outstanding obligation to our Chairman, John A. Martell.

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

Loss from Continuing Operations. Loss from continuing operations decreased by $1.3 million or 66% to $(0.7) million for the three months ended July 4, 2010 from $(2.0) million for the three months ended July 5, 2009.  The decrease in loss from continuing operations is attributable to a $1.0 million increase in gross profit along with a $0.5 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above, offset by a $0.2 million gain on a conversion option recorded during the three months ended July 5, 2009.

Income (Loss) from Discontinued Operations. We recorded loss from discontinued operations of $0.1 million for the three months ended July 4, 2010 compared to a loss of $0.6 million for the three months ended July 5, 2009.  The decrease of $0.5 million is due to a decrease of $1.0 million in operating loss for our AMP subsidiary for the three months ended July 4, 2010 as compared with the three months ended July 5, 2009.  The elimination of the operating loss from our AMP subsidiary was partially offset by a decrease of $0.3 million in operating income for our HK Engine Components subsidiary and a $0.1 million decrease in operating income for our Construction and Engineering services businesses for the three months ended July 4, 2010 as compared with the three months ended July 5, 2009 along with a loss on sale of $0.1 million recorded during the three months ended July 4, 2010 related to a working capital adjustment for the sale of our Construction and Engineering Services businesses.

Net Loss. Net loss for the three months ended July 4, 2010 was $0.8 million compared to a net loss of $2.6 million for the three months ended July 5, 2009. The $1.8 million decrease was mainly due to the divestiture of our American Motive Power, Inc. and AMP Canada, ULC. subsidiaries.  These two subsidiaries accounted for approximately $1.0 million of our net loss recorded for the three months ended July 5, 2009.  In addition, for the three months ended July 4, 2010, we recorded a $1.3 million lower loss on continuing operations as discussed above.  These gains were partially offset by the $0.4 million decrease in earnings from our CES businesses and our HKEC subsidiary for the three months ended July 4, 2010 as compared with the three months ended July 5, 2009, along with a loss on sale of $0.1 million recorded during the three months ended July 4, 2010 related to a working capital adjustment for the sale of our Construction and Engineering Services businesses.

Six Months Ended July 4, 2010 Compared to Six Months Ended July 5, 2009

Revenues. Revenues from continuing operations for the six months ended July 4, 2010 decreased by $0.1 million, or less than 1%, compared to the six months ended July 5, 2009.

Gross Profit. Total gross profit for the six months ended July 4, 2010 was $2.9 million or 17% of revenues from continuing operations compared to $1.3 million or 8% of revenues from continuing operations for the six months ended July 4, 2009.  The increase of $1.6 million or 117% was due to lower material and labor costs and a decrease in unabsorbed overhead costs.  The most significant reduction was in overhead costs reflecting staff reductions and cost reduction efforts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses related to continuing operations were $4.5 million for the six months ended July 4, 2010 compared to $6.3 million for the three months ended July 5, 2009, reflecting reduced selling expense and cost reduction efforts at our corporate headquarters, Mainly staff reductions.

Interest Expense and Other Income.  Interest expense attributable to continuing operations increased for the six months ended July 4, 2010 from the six months ended July 5, 2009 mainly due to increases in the interest rates paid on the Wells Fargo credit facility and the note payable to our Chairman, which together constituted approximately 57% and 66% of our outstanding debt at July 4, 2010 and July 5, 2009.  Partially offsetting the higher interest rates was an approximately 14% decrease in the debt attributed to our continuing operations.  Overall interest expense decreased slightly from the six months ended July 5, 2009 to the six months ended July 4, 2010 mainly due to an approximately 25% decrease in overall debt levels.  The impact on interest expense due to the decrease in debt was partially offset by increases in the interest rates paid on the Wells Fargo credit facility as well as on our outstanding obligation to our Chairman, John A. Martell.

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

Loss from Continuing Operations. Loss from continuing operations decreased by $2.8 million or 58% to $(2.0) million for the six months ended July 4, 2010 from $(4.8) million for the six months ended July 5, 2009.  The decrease in loss from continuing operations is attributable to a $1.6 million increase in gross profit along with a $1.8 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above, offset by a $0.6 million gain on a conversion option recorded during the six months ended July 5, 2009.

Income (Loss) from Discontinued Operations. We recorded income from discontinued operations of $0.2 million for the six months ended July 4, 2010 compared to a loss of $1.2 million for the six months ended July 5, 2009.  This increase of $1.4 million is due to a decrease of $1.6 million in operating loss for our AMP subsidiary for the six months ended July 4, 2010 as compared with the six months ended July 5, 2009 along with a gain on sale of $0.3 million recorded during the six months ended July 4, 2010 related to the sale of our American Motive Power, Inc. subsidiary and our Construction and Engineering Services businesses.  These increases were partially offset by a decrease of $0.5 million in operating income for our HKEC subsidiary for the six months ended July 4, 2010 compared with the six months ended July 5, 2009.

Net Loss. Net loss for the six months ended July 4, 2010 was $1.8 million compared to a net loss of $6.0 million for the six months ended July 5, 2009.  The $4.2 million decrease was mainly due to the divestiture of our American Motive Power, Inc. and AMP Canada, ULC. subsidiaries.  These two subsidiaries accounted for approximately $0.2 million of our net loss recorded for the six months ended July 4, 2010, a decrease of $1.6 million compared to the six months ended July 5, 2009.  In addition, for the six months ended July 4, 2010, we recorded a $2.8 million lower loss on continuing operations as discussed above.  Also contributing to the reduction in net loss were gains on the sales of our CES businesses and our AMP subsidiary totaling $0.3 million that were recorded during the six months ended July 4, 2010.  These gains were partially offset by the $0.5 million decrease in earnings from our HKEC for the six months ended July 4, 2010 as compared with the six months ended July 5, 2009.

Liquidity and Capital Resources

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

At July 4, 2010 we had approximately $1.4 million of working capital, a decrease of $2.2 million as compared to December 31, 2009.  This decrease is attributable to the divestitures of our Martell Electric, Ideal Consolidated and American Motive Power subsidiaries.  Our working capital reflects the November, 2010 maturity of $4 million of related party debt that is subordinated to our senior credit facility, as well as the assets and liabilities of our HKEC subsidiary which are classified as held for sale and included in current assets and current liabilities.  The Company has also initiated negotiations to restructure debt held by the former members of 3-D (BDeWees and XGen III) to further improve its working capital.  Accelerated term debt repayments required by previous bank amendments and the inability to use inventory as collateral under our asset-based lending agreement constrains working capital and our ability to meet the immediate cash needs of the Company.

The company will focus efforts to refinance the existing senior credit facility and $4 million of subordinated notes payable to B. DeWees, Inc. and XGen III, Ltd. due in 2010 to provide additional working capital.   Prior operating results and the banking environment offer challenges in modifying or establishing a new senior credit facility.  Consequently, capital may not be available on acceptable terms, or at all.

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

Through July 4, 2010, we have completed our planned divestitures of our CES businesses and two of the three operating units of our Rail Services business.  These divestitures have resulted in a reduction of our working capital requirements, and will allow Management to focus on and devote appropriate resources to our Industrial Services businesses.  Although we have been in violation of our bank covenants in the past, we were successful in negotiating waivers and amendments to our credit facilities. Based on our fiscal 2010 budget, and our operating results for the six months ended July 4, 2010, we believe we will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010.  In the event we are unable to attain the results expected based on the budget, we may have future debt covenant violations and the lender could claim a default and demand repayment.  If the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due.  If demanded, and if we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities.

In connection with the sale of the CES business, we recorded a working capital adjustment that increased the principal amount of the note owed to our Chairman, John A. Martell.  We are in ongoing discussions with Mr. Martell regarding whether part of the working capital adjustment would be paid in cash or another form.  Any such payment would require the approval of Wells Fargo and could impact on our liquidity.

As of July 4, 2010, we did not have any material commitments for capital expenditures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of July 4, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Employment Agreement dated June 18, 2010 between Michael P. Moore and the registrant (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 18, 2010)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 18, 2010	By:	/s/ Michael Topa
Michael Topa
Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated June 18, 2010 between Michael P. Moore and the registrant (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 18, 2010)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications