Form 10-Q
period 2010-10-03
MISCOR GROUP, LTD.
filed 2010-11-15
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2010
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-52380
MISCOR GROUP, LTD.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	20-0995245 (I.R.S. Employer Identification No.)
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
☑ Yes ☐ No
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2010, there were 11,786,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	October 3	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $186 and $766, respectively	5,349	4,083
Inventories, net	4,667	5,349
Assets held-for-sale	4,044	15,914
Other current assets	833	261

Total current assets	14,893	25,607

PROPERTY AND EQUIPMENT, net	5,777	7,050

OTHER ASSETS
Goodwill	7,831	7,831

Customer relationships, net	6,633	6,922
Other intangible assets, net	610	643
Deposits and other assets	363	117

Total other assets	15,437	15,513

Total Assets	$36,107	$48,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $28 and $100, respectively	$3,566	$3,207
Current portion of long-term debt	525	430
Current portion of long-term debt, officers and affiliates	4,090	4,600
Accounts payable	3,770	2,549
Liabilities of held-for-sale operations	1,183	9,581
Accrued expenses and other current liabilities	1,015	1,636

Total current liabilities	14,149	22,003

LONG-TERM LIABILITIES
Long-term debt	1,082	2,003
Long-term debt, officers and affiliates	1,989	2,418

Total long-term liabilities	3,071	4,421

Total liabilities	17,220	26,424

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 and 11,801,326 shares issued and outstanding, respectively	50,920	50,920
Additional paid in capital	8,423	8,452
Accumulated deficit	(40,456)	(37,626)

Total stockholders’ equity	18,887	21,746

Total Liabilities and Stockholders’ Equity	$36,107	$48,170

     The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	For the three months ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
REVENUES
Product sales	$1,514	$963	$3,964	$3,211
Service revenue	6,449	6,589	21,134	21,550

Total Revenues	7,963	7,552	25,098	24,761

COST OF REVENUES
Cost of product sales	1,157	905	2,941	2,562
Cost of service revenue	5,553	6,016	18,004	20,227

Total Cost of Revenues	6,710	6,921	20,945	22,789

GROSS PROFIT	1,253	631	4,153	1,972

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,104	2,185	6,601	8,533

LOSS FROM OPERATIONS	(851)	(1,554)	(2,448)	(6,561)

OTHER (INCOME) EXPENSE
Interest expense	233	369	646	775
Other (income) expense	(48)	130	(38)	(475)

	185	499	608	300

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,036)	(2,053)	(3,056)	(6,861)

Income tax expense	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,036)	(2,053)	(3,056)	(6,861)

INCOME LOSS FROM DISCOUNTINUED OPERATIONS	34	(2,424)	227	(3,585)

(See Note C, Discontinued and Held-for-Sale Operations)

NET LOSS	$(1,002)	$(4,477)	$(2,829)	$(10,446)

BASIC AND DILUTED LOSS PER COMMON SHARE
From continuing operations	$(0.09)	$(0.18)	$(0.26)	$(0.59)
From discontinued operations	0.00	(0.20)	0.02	(0.30)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.38)	$(0.24)	$(0.89)

WIEGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,784,490	11,788,945	11,764,823

     The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
	(Unaudited)	(Unaudited)
		(Restated)
OPERATING ACTIVITIES

Net loss	$(2,829)	$(10,446)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
Depreciation and amortization	1,430	2,315
Goodwill impairment	—	2,500
Bad Debts	87	169
Inventory reserves	27	111
Loss on sale of equipment	12	—
Gain on disposal of discontinued operations	(314)	—
Amortization of stock-based compensation plans	(29)	56
Amortization of debt issuance costs and debt discount	107	3
Unrealized gain on conversion option	(18)	(484)
Changes in:
Accounts receivable	(564)	8,992
Inventories	961	4,076
Prepaid expenses and other current assets	(274)	7
Deposits and other non-current assets	28	193
Accounts payable	1,592	(3,443)
Accrued expenses and other current liabilities	(589)	(1,178)

Net cash provided (utilized) by operating activities	(373)	2,871

INVESTING ACTIVITIES

Proceeds from disposal of discontinued operations	746	—
Acquisition of property and equipment	—	(609)
Proceeds from disposal of property and equipment	173	117

Net cash provided (utilized) by investing activities	919	(492)

FINANCING ACTIVITIES

Payments on capital lease obligations	(46)	(71)
Short-term borrowings (repayments), net	293	(2,165)
Borrowings of long-term debt	19	142
Repayments of long-term debt	(810)	(397)
Proceeds from the issuance of shares	—	65
Cash repurchase of restricted stock	(2)	(5)
Debt issuance costs	—	(24)

Net cash utilized by financing activities	(546)	(2,455)

DECREASE IN CASH	—	(76)
Cash, beginning of period	—	76

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$591	$596

     The accompanying notes are an integral part of these condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
NOTE A — BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and nine months ended October 3, 2010 and October 4, 2009, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the nine months ended October 3, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the most recent disclosure of the Company’s accounting policies.
Negotiations with its lender, Wells Fargo, to extend the loan facility through 2011, to provide management time to complete operational improvements, are underway. The Company has also initiated negotiations to restructure debt held by the former members of 3-D (BDeWees and XGen III) to reduce its short-term debt. Based on our fiscal 2010 budget, and our operating results for the nine months ended October 3, 2010, we believe we will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010. In the event we are unable to attain the results expected, we may have future covenant violations and the lender could claim a default and demand repayment. If we are unsuccessful in extending or replacing our existing senior credit agreement, or if we default and the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due. If we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities. Prior operating results and the banking environment offer challenges in modifying or establishing a new senior credit facility. Consequently, capital may not be available on acceptable terms, or at all. Nevertheless, the Company’s management believes it will be successful in extending the existing facility. If the Company is unsuccessful in obtaining an extension through 2011, there would be substantial doubt about our ability to continue as a going concern.
Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. As a result of the sale or planned sale of the Company’s Construction and Engineering Services operations and Rail Services operations, the financial results associated with these operations were classified as discontinued operations on the Company’s Condensed Consolidated Statement of Operations and held-for-sale on the Condensed Consolidated Balance Sheets (See Note C, Discontinued and Held-for-sale Operations). These reclassifications had no impact on the Company’s Condensed Consolidated Statement of Cash Flows. In addition, the estimated fair value of a conversion option on a note payable as of January 1, 2009 was reclassified from equity to liability, and a corresponding adjustment to fair value at October 4, 2009 was included in other (income) on the Company’s Condensed Consolidated Statement of Operations (See Note E, Derivative Instruments).
NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE C – DISCONTINUED AND HELD-FOR-SALE OPERATIONS
AMP Rail Services Canada, ULC
On December 18, 2009 the Company sold all of the outstanding capital stock of AMP Rail Services Canada, ULC (“AMP Canada”) to 4107730 Canada Inc. (d/b/a Novatech, Inc.) (“Novatech”), one shareholder of which is the former general manager of AMP Canada, for a net sales price of approximately $1,460, net of transaction fees. The proceeds consisted of $1,100 in cash and a $400 note receivable, secured by the machinery and equipment of AMP Canada, offset by transaction fees of approximately $40. A loss on sale of approximately $0.3 million was included in the Consolidated Statement of Operations within Loss from Discontinued Operations for the year ended December 31, 2009. The note bears interest at a rate of 5% per year and requires monthly principal payments of $11 through December, 2012.
The following table provides revenue and pretax loss from the AMP Canada discontinued operations:

	Three Months	Nine Months
	Ended	Ended
	October 4, 2010	October 4, 2010
Revenue from discontinued operations	$901	$3,104
Pretax loss from discontinued operations	(122)	(534)
Construction and Engineering Services Business
In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”), consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) subsidiaries, in order to raise operating capital and focus on its core industrial services operations. As a result, the Company has reported Martell Electric and Ideal as held-for-sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement. On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and CEO, John A. Martell, and his wife, Bonnie M. Martell, for $3,500, consisting of $750 in cash and a $2,750 reduction in the amounts owed under a previously issued $3,000 note, held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note.
The sale agreement set forth a target working capital range of $2,900-$3,200 at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1,226. During the first half of 2010, the Company recorded working capital adjustments of $(1,654), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric, with the final sale proceeds consisting of a cash payment of $750 and a net reduction of $1,096 in amounts owed under the Martell Note. During the nine months ended October 3, 2010, the Company recognized a pretax gain on sale of $136 from the sale of its CES business, which was included in the Company’s Condensed Consolidated Statement of Operations within Income (Loss) from Discontinued Operations.
Mr. Martell disputes the size of the working capital adjustment, and has requested that the disinterested directors of the Company negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained. (See Note I, Related Party Transactions and Note L, Commitments and Contingencies).

The following table provides revenue and pretax income (loss) from the CES business discontinued operations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenue from discontinued operations	$—	$8,987	$1,721	$24,377
Pretax income (loss) from discontinued operations	—	651	(171)	495
Pretax gain on disposal of discontinued operations	—	—	136	—
The assets and liabilities of the CES business classified as held-for-sale operations at February 3, 2010 (date of sale) and December 31, 2009 are summarized as follows:

	February 3, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $210 and $209, respectively	$5,116	$6,317
Inventories, net	171	172
Other current assets	2,208	2,325

Total current assets	7,495	8,814

PROPERTY AND EQUIPMENT, net	500	500

Total Assets	$7,995	$9,314

LIABLITIES
Accounts payable	$5,252	$5,174
Accrued expense and other liabilities	1,033	1,279

Total Liabilities	6,285	6,453

Net Assets	$1,710	$2,861

American Motive Power
In December 2009, the Company announced its plan to sell its American Motive Power, Inc. (“AMP”) subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported AMP as held-for-sale, and adjusted the carrying value of AMP’s long-lived assets at December 31, 2009 based on the sale agreement entered into in early 2010. On March 15, 2010, the Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC Transport, LLC (“LMC”), an unrelated party, in exchange for the assumption of the net liabilities of AMP. During the nine months ended October 3, 2010, the Company recognized a gain on sale of $178 from the sale of AMP, which was included in the Company’s Condensed Consolidated Statement of Operations within Income (Loss) from Discontinued Operations.
The following table provides revenue and pretax loss from the AMP discontinued operations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenue from discontinued operations	$—	$619	$709	$3,203
Pretax loss from discontinued operations	—	(2,955)	(241)	(4,429)
Pretax gain on disposal of discontinued operations	—	—	178	—
The assets and liabilities of AMP classified as held-for-sale operations at March 8, 2010 (date of sale) and December 31, 2009 are summarized as follows:

	March 8, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $56 and $55, respectively	$564	$490
Inventories, net	1,153	1,152
Other current assets	479	723

Total current assets	2,196	2,365

Other assets	—	262

Total Assets	$2,196	$2,627

LIABLITIES
Accounts payable	$683	$643
Accrued expense and other liabilities	1,691	1,576

Total Liabilities	2,374	2,219

Net Assets	$(178)	$408

HK Engine Components
In December 2009, the Company announced its plan to sell its HK Engine Components (“HKEC”) subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported HKEC as held-for-sale. The carrying value of the long lived assets of HKEC was adjusted to their estimated fair market value at December 31, 2009 based on the expected selling price of HKEC. Under a letter to intent, the putative buyer has paid $100 in earnest money, but failed to pay another $150 in earnest money, resulting in the loss of its exclusivity.
The following table provides revenue and pretax income from the HKEC discontinued operations:

	Three Months Ended		Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenue from discontinued operations	$1,941	$1,836	$5,985	$7,326
Pretax income from discontinued operations	34	2	294	888
The assets and liabilities of HKEC classified as held-for-sale operations at October 3, 2010 and December 31, 2009 are summarized as follows:

	October 3, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $81 and $142, respectively	$931	$592
Inventories, net	1,786	2,094
Other current assets	92	30

Total current assets	2,809	2,716

PROPERTY AND EQUIPMENT, net	1,235	1,233

Other Assets	—	24

Total Assets	$4,044	$3,973

LIABLITIES
Accounts payable	$901	$601
Accrued expense and other liabilities	282	308

Total Liabilities	1,183	909

Net Assets	$2,861	$3,064

NOTE D – INVENTORY
Inventory consists of the following:

	October 3, 2010	December 31, 2009
Raw materials	$2,451	$2,705
Work-in-process	2,339	2,486
Finished goods	622	855

	5,412	6,046
Less: allowance for slow moving and obsolete inventories	(745)	(697)

	$4,667	$5,349

At October 3, 2010 and December 31, 2009, inventory, net of allowance for slow moving, totaling $1,786 and $3,418 respectively, was classified as held-for-sale and included in Assets Held for Sale on the Condensed Consolidated Balance Sheets.
NOTE E — DERIVATIVE INSTRUMENTS
Effective January 1, 2009, the Company adopted new accounting guidance which clarified the determination of whether equity-linked instruments (or embedded features), such as our convertible securities and warrants to purchase our common stock, are considered indexed to our own stock, which would require certain treatment under the guidance for accounting for derivative instruments. As a result of adopting the new guidance, a conversion option on a note payable to our Chairman, which was previously treated as equity, has been considered a derivative liability since the beginning of 2009. The Company’s condensed consolidated financial statements for the three and nine months ended October 4, 2009 have been restated to reflect the adoption of this new guidance, which was not incorporated in the condensed consolidated financial statements originally filed for the three and nine months ended October 4, 2009. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.
The impact of the January 1, 2009 adoption of the new accounting guidance is summarized in the following table:

		Impact of New
		Accounting Guidance
	December 31, 2008	Adoption	January 1, 2009
Long-term debt, officers and affiliates	$5,000	$638	$5,638

Total long-term liabilities	9,635	638	10,273

Total liabilities	$36,033	$638	$36,671

Additional paid in capital	9,056	(638)	8,418

Total stockholders’ equity	$42,757	$(638)	$42,119

The estimated fair values of the derivative liabilities are recorded as Long-term debt, officers and affiliates on the Company’s Condensed Consolidated Balance Sheets. Changes in the estimated fair values of the derivative liabilities are recorded in the Company’s Condensed Consolidated Statement of Operations. In February 2010, the note payable to the Company’s Chairman underlying this derivative instrument was exchanged by the Chairman for a new note, and as a result, the conversion option expired. The expiration of the conversion option resulted in the Company recording a gain of $18 in the first quarter of 2010, which was equal to the estimated fair value of the conversion option on January 1, 2010. The effect of marking the derivative liability to its estimated fair value resulted in non-cash income at the end of the Company’s third quarter of 2009 as shown in the table below (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
		October 4, 2009		October 4, 2009
	October 4, 2009	(As previously	October 4, 2009	(As previously
	(As restated)	reported)	(As restated)	reported)
Estimated fair value of derivative liability	$154	$—	$154	$—
Income (expense) resulting from change in value of derivative liability	(71)	—	484	—
Other income (expense)	(117)	(46)	588	104

Net Loss	(4,477)	(4,406)	(10,446)	(10,930)

Basic and Diluted Loss per Common Share	$(0.38)	$(0.37)	$(0.89)	$(0.93)
The Company used a Black-Scholes option pricing model to estimate the fair value of the derivative liability at January 1, 2009 and October 4, 2009, using a weighted average of 713,750 optionable shares along with the following assumptions:

	October 4,	July 5,	April 5,	January 1,
	2009	2009	2009	2009
Expected volatility	47.24%	47.57%	47.59%	47.48%
Risk-free interest rate	2.22%	2.43%	1.87%	1.72%
Expected term	5.25 years	5.5 years	5.75 years	6.0 years
Dividend yield	0%	0%	0%	0%

NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We account for goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the third quarter. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Step 2 of the goodwill impairment test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
The Company continues to incur losses from operation and continues to work towards extending or replacing current financing arrangements with both its senior lender and subordinated debt holders. In addition, due to its current liquidity situation, certain of the Company’s suppliers have reduced credit limits, which has had some negative impact on our current revenues. Given these factors, it is possible that the Company may incur impairment charges for goodwill and other intangible assets when it completes its goodwill impairment analysis in the fourth quarter of 2010.
For our annual impairment testing, the Company estimated the fair value of its Magnetech Industrial Services (“MIS”) reporting unit using a discounted cash flow model. Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit. For the goodwill testing completed during the fourth quarter of 2009 for its MIS reporting unit, the Company used a cost of capital of 25%, and determined that the calculated fair value exceeded the carrying value by approximately 12%. Accordingly, there was no impairment for this reporting unit. An increase in the discount rate used in the analysis of more than 315 basis points, or a decrease in projected 2010 through 2016 revenue of more than 10%, would have resulted in a determination of impairment for MIS; however, management believes that the discount rate of 25% and the revenue projections used in its cash flow model are reasonable.
Other Intangible Assets
Intangible assets consist of the following:

		October 3 2010			December 31, 2009
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated		Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net	Amount	Amortization	Impairment	Net
Patents and Trademarks	10	$4	$(4)	$—	$4	$(3)	$—	$1
Mutual Services Agreement	1	—	—	—	100	(100)	—	—
Technical Library	20	700	(99)	601	700	(73)	—	627
Customer Relationships	15-20	7,722	(1,088)	6,634	9,592	(1,044)	(1,626)	6,922
Non-Compete Agreements	3	17	(9)	8	807	(518)	(274)	15

Total		$8,443	$(1,200)	$7,243	$11,203	$(1,738)	$(1,900)	$7,565

The estimated future amortization expense related to intangible assets for the periods subsequent to October 3, 2010 on a calendar year basis is as follows:

Year Ending
December 31
2010	$107
2011	428
2012	421
2013	421
2014	421
Thereafter	5,445

Total	$7,243

NOTE G — SENIOR CREDIT FACILITY
On January 14, 2008, the Company entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility was originally comprised of a 10 year $1,250 real estate term note and a $13,750 revolving note.
On January 16, 2008, MISCOR borrowed $7,500 under the revolving note and used the net proceeds of the loan for working capital and to acquire all of the outstanding shares of common stock of American Motive Power, Inc. The original maturity date of the note is January 1, 2011. The note is secured by (1) a first priority lien on the assets of the Company; (2) a mortgage on certain real property; and (3) the pledge of the equity interests in MISCOR’s subsidiaries. From its inception through December 31, 2008, the revolving note bore interest at an annual rate of either (i) the Prime Rate, or (ii) Wells Fargo’s LIBOR rate plus 2.8%, depending on the nature of the advance. Interest is payable monthly, in arrears, under the revolving note beginning on February 1, 2008. The outstanding balance on the revolving note was $3,594 and $3,307 at October 3, 2010 and December 31, 2009. As of October 3, 2010 and December 31, 2009 there was $369 and $1,270 available under the revolving credit line. Effective January 1, 2009, the interest rate on the revolving credit line was increased to the bank’s prime rate plus 3% as a result of the default notice as described below. Effective April 14, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR plus 5.25%, as a result of the Fourth Amendment to the Credit Facility as described below. Effective June 1, 2009, the interest rate on the revolving credit line was reset to the Daily Three Month LIBOR (approximately 0.29% at October 3, 2010) plus 8.25%, as a result of the second Fourth Amendment to the Credit Facility as described below.
The provisions of the revolving note include a lock-box agreement and also allow Wells Fargo, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. Based on further analysis of the terms of the revolving note, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Wells Fargo, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company’s business that alter the underlying value of the collateral. The reserve requirements may result in an overadvance borrowing position that could require an accelerated repayment of the overadvance portion. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Wells Fargo to the borrowing base calculation. As a result, the Company classifies borrowings under the revolving note as a short-term obligation.
The real estate term note originally bore interest at an annual rate equal to the rate of interest most recently announced by Wells Fargo at its principal office as its prime rate (the “Prime Rate”), subject to certain minimum annual interest payments. The real estate term note originally required monthly principal payments of $10, plus interest, beginning on June 1, 2008, the first day of the month following receipt of the advance. As a result of the Sixth Amendment to the Credit Facility, as described below, the Company is required to make additional weekly principal payments of $10 on the real estate term note. The outstanding balance under the real estate term note as of October 3, 2010 and December 31, 2009 was $221 and $809. From its inception through December 31, 2008, the real estate term note bore interest at an annual rate equal to the banks prime rate (3.25% at December 31, 2008). Effective January 1, 2009, the interest rate on the real estate term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below. Effective April 14, 2009, the interest rate on the real estate term note was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the first Fourth Amendment to the Credit Facility as described below. Effective June 1, 2009 the interest rate on the real estate term note was increased to the Daily Three Month LIBOR (approximately 0.29% at October 3, 2010) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.
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
In April 2008, the Company and Wells Fargo amended the Credit Facility entered into in January 2008. This first amendment, among other things, provided a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The original maturity date of the note was June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of October 3, 2010 and December 31, 2009 was $371 and $580. Effective January 1, 2009, the interest rate on the machinery and equipment term note was increased to the bank’s prime rate plus 3% as a result of the default notification as described below. Effective April 14, 2009, the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR plus 5.25%, as a result of the waiver agreement as described below. Effective June 1, 2009 the interest rate on the machinery and equipment term note was increased to the Daily Three Month LIBOR (approximately 0.29% at October 3, 2010) plus 8.25% as a result of the second Fourth Amendment to the Credit Facility as described below.
As part of the financing and the related amendments, the Company paid debt issue costs of $69 and is amortizing these costs to interest expense over the remaining term of the financing. Debt issue costs amortized to interest expense was $4 and $11 for the three and nine months ended October 3, 2010 and $29 and $37 for the three and nine months ended October 4, 2009. Net debt issue costs at October 3, 2010 and December 31, 2009 was $4 and $14. The Company also paid fees to Wells Fargo as part of the financing and the related amendments in the amount of $346. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility. Debt discount accreted to interest expense was $28 and $73 for the three and nine months ended October 3, 2010 and $143 and $171 for the three and nine months ended October 4, 2009. Net debt discount at October 3, 2010 and December 31, 2009 was $28 and $100.
Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $94 and $290 for the three and nine months ended October 3, 2010 and $153 and $392 for the three and nine months ended October 4, 2009.
The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the original principal amounts of $2,000, $2,000 and $2,079, respectively (together, the “Subordinated Indebtedness”) (See Note I, Related Party Transactions). Subordination agreements have been executed that subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility. The notes with BDeWees, Inc. and XGen III, Ltd are due on November 30, 2010. The Company is currently renegotiating terms with these two note holders.
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
NOTE H — DEBT
Long-term debt

Long-term debt consists of the following:

	October 3,	December 31,
	2010	2009
Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2010, plus interest at prime rate (3.25% at October 3, 2010 and December 31, 2009) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	$2,000	$2,000

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2010, plus interest at prime rate (3.25% at October 3, 2010 and December 31, 2009) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to Officer, payable in monthly installments of $5 beginning April 1, 2010, with outstanding balance payable at maturity date of February 28, 2012, plus interest at the greater of 5% or the prime rate (3.25% at October 3, 2010 and December 31, 2009) plus 2%, secured by a subordinated interest in substantially all assets owned by the Company	2,079	—

Convertible Note payable to Officer, payable in monthly installments of $50 beginning February 1, 2010, plus interest at prime rate (3.25% at December 31, 2009) less 1% through December 31, 2008, interest rate increased to prime plus 1% beginning on January 1, 2009 and was reset to the greater of 5% or prime plus 1% beginning April 14, 2009, secured by a subordinated interest in substantially all assets owned by the Company	—	3,000

Liability for conversion option on note payable to Officer (See Note E, Derivative Instruments)	—	18

Note payable to bank in monthly installments of $10 through May 2018, plus interest at prime rate (3.25% at December 31, 2008) through December 31, 2008, increased to prime rate plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.29% at October 3, 2010) plus 8.25% beginning June 1, 2009, secured by certain real estate (see Note G, Senior Credit Facility)	221	809

Note payable to bank in monthly installments of $21 through May 2012, plus interest at prime rate through December 31, 2008, increased to prime plus 3% through April 13, 2009, reset to Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.29% at October 3, 2010) plus 8.25% beginning June 1, 2009, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	371	580

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	129	147

Notes payable in monthly installments of $1 through April 2014, without interest, secured by certain equipment.	—	136

Capital lease obligations	1,015	1,044

	7,815	9,734
Less: current portion	4,643	5,097

	$3,172	$4,637

At October 3, 2010 and December 31, 2009, debt totaling $129 and $283, respectively, was classified as held-for-sale, including $28 and $67, respectively, classified as current and $101 and $216, respectively, classified as long term.
Aggregate maturities of long-term debt for the periods subsequent to October 3, 2010 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2010	$4,349
2011	460
2012	2,073
2013	906
2014	27
Thereafter	—

$7,815

Following is a summary of interest expense for the three and nine months ended October 3, 2010 and October 4, 2009:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2010	2009	2010	2009
Interest expense on principal	$204	$250	$570	$704

Amortization of debt issue costs	4	29	11	37

Amortization of debt discount - revolving notes payable	28	143	73	171

	$236	$422	$654	$912

For the three and nine months ended October 3, 2010, interest expense of $3 and $7 was attributable to the Company’s discontinued operations and recorded within Income (Loss) from Discontinued Operations on the Condensed Consolidated Statements of Operations. For the three and nine months ended October 4, 2009, interest expense of $53 and $137 was attributable to the Company’s discontinued operations and recorded within Income (Loss) from Discontinued Operations on the Condensed Consolidated Statements of Operations.
NOTE I — RELATED PARTY TRANSACTIONS
Long-term debt, officers and affiliates
On February 3, 2010 a note payable to the Company’s Chairman and former President and CEO in the original principal amount of $3,000, originally issued January 1, 2004, was exchanged for a new note in the original principal amount of $425 in conjunction with the sale of the Company’s CES business to its Chairman (the “Martell Note”). The principal amount of the Martell Note was subsequently increased to $2,079 as a result of the working capital adjustment according to the terms of the sale agreement for the Company’s CES business. The Martell Note bears interest at the greater of 5% or the prime rate (3.25% at October 3, 2010) plus 2%, and requires monthly principal payments of $5, subject to the approval of Wells Fargo, beginning April 1, 2010 with all remaining outstanding principal and any unpaid accrued interest due on February 28, 2012. As of October 3, 2010, no principal payments had been made on the Martell Note. The Martell Note is secured by certain personal property of the Company, subject to a subordination agreement that subordinates the obligations of the Company under this note to the Wells Fargo credit facility. (See Note C, Discontinued and Held-for-Sale Operations, Note G, Senior Credit Facility and Note H, Debt).
The original note payable to the Company’s Chairman had a balance of $3,000 at December 31, 2009. Interest was payable monthly at prime plus 1% through April 13, 2009 and 5% or prime plus 1%, whichever is greater, beginning April 14, 2009. On April 14, 2009, the note was amended in connection with the Wells Fargo senior credit facility waiver and amendment to defer payment of interest and principal on the note (see Note G, Senior Credit Facility). Interest on the note continued to accrue monthly. Under the terms of the note, principal payments were due monthly in the amount of $50 beginning February 1, 2010. However, the subordination agreement prohibits principal and interest payments as long as there was an outstanding balance on the senior credit facility. Wells Fargo has permitted the Company to make interest payments.
The original note also included a conversion option whereby outstanding principal and accrued interest under the note could be converted to common stock at a price of $2.50 per share at any time at the election of the Company’s Chairman. This conversion option expired when the original note was exchanged for the Martell Note in conjunction with the sale of the Company’s CES business on February 3, 2010.
Interest expense on the notes was $41 and $78 for the three and nine months ended October 3, 2010 and $38 and $107 for the three and nine months ended October 4, 2009.
The Company is indebted to the former members of 3-D, one of whom is the former President of Magnetech Industrial Services, Inc. (“MIS”), for a note payable with a balance of $2,000 at October 3, 2010 and December 31, 2009 (see Note G, Senior Credit Facility and Note H, Debt). Interest is payable monthly at prime. Interest expense on the note was $17 and $49 for the three and nine months ended October 3, 2010 and $11 and $44 for the three and nine months ended October 4, 2009. The note matures on November 30, 2010. The

Company has initiated negotiations to restructure this note, which is subject to a subordination agreement prohibiting the exercise of remedies without the consent of Wells Fargo.
Leases
The Company leases its South Bend, Indiana; Hammond, Indiana; and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $73 and $219 for the three and nine months ended October 3, 2010 and $71 and $222 for the three and nine months ended October 4, 2009. The lease for the Hammond, Indiana facility expired on August 3, 2010. Currently, the Company is in negotiations to renew this lease. Until then the lease is month-to-month.
The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was approximately $40 and $119 for the three and nine months ended October 3, 2010 and approximately $39 and $117 for the three and nine months ended October 4, 2009.
The Company leased a facility in South Bend for the electrical contracting business from a limited liability company owned by the adult children of its Chairman of the Board and stockholder. Rent expense under this agreement was approximately $0 and $7 for the three and nine months ended October 3, 2010 and approximately $22 and $67 for the three and nine months ended October 4, 2009. This lease was included in the sale of the Company’s CES business on February 3, 2010, and, as of that date, is no longer an obligation of the Company.
The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was approximately $135 and $405 for the three and nine months ended October 3, 2010 and October 4, 2009.
NOTE J — LOSS PER SHARE
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

For the three months ended October 3, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase a weighted average of 40,226 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive. For the nine months ended October 3, 2010, the Company’s common stock equivalents, consisting of warrants to purchase a weighted average of 308,364 shares of common stock and options to purchase a weighted average of 62,463 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

For the three and nine months ended October 4, 2009, the Company’s common stock equivalents, consisting of 1,200,000 potential shares of common stock related to convertible subordinated debt securities, warrants to purchase 310,254 shares of common stock and options to purchase 55,700 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.
NOTE K — CONCENTRATIONS OF CREDIT RISK
The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At October 3, 2010 and December 31, 2009, approximately 26% and 12%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and approximately 18% and 18%, respectively, of gross receivables were due from entities in the rail industry. No customers accounted for 10% or more of gross accounts receivable at October 3, 2010. One customer, of the Construction and Engineering Services segment, accounted for approximately 10% of gross accounts receivable at December 31, 2009. One customer accounted for 10% or more of revenue from continuing operations for the three or nine months ended October 3, 2010 and no customer accounted for 10% or more of revenue from continuing operations for the three or nine months ended October 4, 2009.
NOTE L — COMMITMENTS AND CONTINGENCIES
Collective bargaining agreements
At October 3, 2010 and December 31, 2009, approximately 13% and 34% respectively, of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves
The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.
Product warranty activity for the three months and nine months ended October 3, 2010 and October 4, 2009 is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended October 3,	ended October 4,	ended October 3,	ended October 4,
	2010	2009	2010	2009
Balance at beginning of period	$281	$480	$394	$589
Warranty claims paid	(15)	—	(51)	(152)
Warranty expense	39	21	112	64
Other[1]	—	—	(150)	—

Balance at end of period	$305	$501	$305	$501

[1]	Warranty reserve for AMP subsidiary divested in February, 2010.
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
Novatech Note Receivable
In December 2009, as part of the sale of AMP Canada, the purchaser of AMP Canada issued a promissory note for $400, with monthly payments of $12, to AMP. Proceeds from this note were assigned by AMP, with the consent of Novatech, to Wells Fargo Bank, and applied to the MISCOR credit facility, specifically the real estate term loan. Following the sale of AMP by the Company, Novatech suspended payments to the Company, claiming payment was due to the purchaser of AMP. Subsequently, Wells Fargo Bank provided Novatech with notice of default. Wells Fargo Bank has not yet determined what additional actions will be taken. MISCOR has continued to make the monthly payments of $12 as required by the note assignment. Management expects to recover the full amount of the note receivable, and accordingly, no reserve has been recorded against the note.
Construction and Engineering Services Working Capital Adjustment
Subsequent to agreement of the working capital adjustment related to the sale of our Construction and Engineering Services businesses, the purchasers initiated discussions with the Company’s disinterested directors about restructuring payment of the working capital adjustment. Specifically, the purchasers are requesting that all or part of the working capital adjustment be paid in cash, which would require the consent of the Company’s senior lender, Wells Fargo Bank. MISCOR had elected, as provided for under the purchase agreement, to apply the full amount of the working capital adjustment to the note. The purchaser Wells Fargo and the Company’s interested directors have not yet reached an agreement on restructuring payment of the working capital adjustment.

Potential lawsuits
The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.
NOTE M — FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses
The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.
Note Receivable and Debt
As of October 3, 2010 and December 31, 2009, market rates on similar notes for similar terms and remaining maturities are used to estimate the fair value of existing notes receivable at the present value of expected cash flows. At October 3, 2010 and December 31, 2009, the fair value of the note receivable, with a carrying value of $379 and $390, respectively, is estimated at $379 and $390, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates the note would be issued at utilizing current market rates.
As of October 3, 2010 and December 31, 2009, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of October 3, 2010 and December 31, 2009, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the former members of 3-D and the Company’s Chairman. At October 3, 2010 and December 31, 2009 the aggregate fair value of debt, with an aggregate carrying value of $10,401 and $11,879, respectively, is estimated at $10,533 and $12,597, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.
NOTE N — SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Nine Months Ended
	October 3,	October 4,
	2010	2009
Issuance of restricted stock	$—	$5

Reduction of note payable in conjunction with sale of CES business	$1,096	$—

Expiration of conversion option	$18	$484

Equipment acquired through capital lease obligation	$—	$146

NOTE O — MANAGEMENT PLAN
In 2009 the Company’s Board of Directors approved a restructuring plan, publicly announced on December 23, 2009, which included the Company’s sale of its Montreal-based rail subsidiary, its intent to divest its remaining Rail Services and Construction Services subsidiaries to allow MISCOR to concentrate on industrial and utility services as the refocused vision for the Company, and the relocation of its corporate headquarters to Massillon, OH. Despite operating losses in the three and nine months ended October 3, 2010 gross margins have improved and SG&A costs have been reduced, directly reflecting cost reduction efforts and restructuring activities. Continued focus on margin improvement is required to achieve profitability, with specific actions to be developed by the Company’s newly appointed President and CEO, to be implemented in the second half of 2010. Through October 3, 2010, the Company has completed its planned relocation of its headquarters to Massillon, OH and the divestitures of its CES businesses and two of the three operating units of its Rail Services business. These restructuring activities have resulted in a reduction of the Company’s working capital requirements, and have allowed management to focus on and devote appropriate resources to its Industrial Services businesses.

NOTE P — SUBSEQUENT EVENTS
We are continuing to assess the strategic fit of our various businesses and are exploring a number of strategic alternatives to address liquidity and market opportunities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In December 2009 we announced a restructuring plan in response to the economic issues and banking environment. This plan established a focus on our industrial services businesses providing repair and maintenance services for electric motors and electric magnets, with the intent to divest our other operations, including our operations that specialize in the manufacturing and remanufacturing of diesel engine components, our operations specializing in the repair and remanufacture of locomotives, and our construction and engineering services business.
The restructuring plan also included relocating our corporate offices to Massillon, Ohio in order to more centrally locate our management team within our operational area and reduce selling, general and administrative expenses. Relocation of our corporate offices to Massillon, Ohio was completed in the second quarter of 2010. With relocation of our corporate offices, on June 18, 2010, the Company appointed President and CEO Michael P. Moore. Our previous President and CEO, John A. Martell, remains as non-executive Chairman of MISCOR. We have divested the construction and engineering business as well as two of our three subsidiaries specializing in the repair and remanufacturing of locomotives. We plan to complete the divestiture of our diesel engine components subsidiary during our 2010 fiscal year.
Revenues from our continuing operations in the nine months ended October 3, 2010 increased slightly more than 1% from the nine months ended October 4, 2009, reflecting increased service demand. Gross profit increased with lower direct costs and overhead reduction efforts. Cost reduction initiatives were realized in SG&A with a reduction of approximately 23% compared to the first three quarters of 2009. Consequently, the first nine months of 2010 as compared to the first nine months of 2009 realized improved operating results. Divestiture of our construction and engineering services business and American Motive Power subsidiary reduced our past due accounts payable by more than $3.2 million, providing a much needed reduction in cash demands and helping our liquidity. While neither divestiture resulted in significant additional cash, the reduction in debt and other obligations was important, and is expected to help us enhance and grow our capabilities in our industrial services business. While we continue to manage our past due accounts payable, certain suppliers continue to place us on credit hold or cash in advance terms. These restrictions impacted our sales and operating margins in 2009, and continue to have an impact in 2010, although the impact has been reduced.
Negotiations with its lender, Wells Fargo, to extend the loan facility through 2011, to provide management time to complete operational improvements, are underway. The Company has also initiated negotiations to restructure debt held by the former members of 3-D (BDeWees and XGen III) to reduce its short-term liabilities. Based on our fiscal 2010 budget, and our operating results for the nine months ended October 3, 2010, we believe we will be able to meet the financial covenants required by the senior debt agreement for fiscal 2010. In the event we are unable to attain the results expected, we may have future covenant violations and the lender could claim a default and demand repayment. If we are unsuccessful in extending or replacing our existing senior credit agreement, or if we default and the lender demands immediate repayment of our outstanding borrowings under the bank credit facilities, we do not currently have means to repay or refinance the amounts that would be due. If we were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all our assets, which we pledged as collateral to secure our obligations under the bank credit facilities. Prior operating results and the banking environment offer challenges in modifying or establishing a new senior credit facility. Consequently, capital may not be available on acceptable terms, or at all. Nevertheless, the Company’s management believes it will be successful in the extending the existing facility. If the Company is unsuccessful in obtaining an extension through 2011, there would be substantial doubt about our ability to continue as a going concern.

We are continuing to assess the strategic fit of our various businesses and are exploring a number of strategic alternatives to address liquidity and market opportunities.
Recent Developments
Not applicable.
Critical Accounting Policies and Estimates
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Principles of consolidation. The consolidated financial statements for the three and nine months ended October 3, 2010 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., and HK Engine Components, LLC through October 3, 2010, Martell Electric, LLC and Ideal Consolidated, Inc. through February 3, 2010, and American Motive Power, Inc. (“AMP”) through March 8, 2010. The consolidated financial statements for the three and nine months ended October 4, 2009 include our accounts and those of our wholly-owned subsidiaries, Magnetech Industrial Services, Inc., HK Engine Components, LLC, Martell Electric, LLC, Ideal Consolidated, Inc., and American Motive Power, Inc. (“AMP”). All significant intercompany balances and transactions have been eliminated.
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
For our annual impairment test performed as of December 31, 2009, we estimated the fair value of our Magnetech Industrial Services (“MIS”) reporting unit using a discounted cash flow model. Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit. For the goodwill testing completed during the fourth quarter of 2009 for its MIS reporting unit we used a cost of capital of 25%, and determined that the calculated fair value exceeded the carrying value by approximately 12%. Accordingly, there was not impairment for this reporting unit. An increase in the discount rate used in the analysis of more than 315 basis points, or a decrease in projected 2010 through 2016 revenue of more than 10% would have resulted in a determination of impairment for MIS; however, management believes that the discount rate of 25% and the revenue projections used in its cash flow model are reasonable.
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
Results of Operations
Three Months Ended October 3, 2010 Compared to Three Months Ended October 4, 2009
Revenues. Revenues from continuing operations increased by $0.4 million or 5% to $7.9 million for the three months ended October 3, 2010 from $7.5 million for the three months ended October 4, 2009. The increase in revenue is generally related to an improved economic environment for our customers, which has created an increase in demand for our products and services, and completion of one large project in Alaska.
Gross Profit. Total gross profit for the three months ended October 3, 2010 was $1.3 million or 16% of revenues from continuing operations compared to $0.6 million or 8% of revenues from continuing operations for the three months ended October 4, 2009. The increase of $0.7 million or 99% was due to decreased labor and overhead costs mainly as a result of staff reductions and cost reduction actions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses related to continuing operations were $2.1 million for the three months ended October 3, 2010 compared to $2.2 million for the three months ended October 4, 2009, reflecting reduced selling expense and cost reduction efforts at our Corporate headquarters, which consisted primarily of headcount reductions.
Interest Expense and Other Income. Interest expense attributable to continuing operations decreased for the three months ended October 3, 2010 from the three months ended October 4, 2009 mainly due to decreases in our total debts. Our Wells Fargo credit facility and the note payable to our Chairman together, constituted approximately 55% and 60% of our outstanding debt at October 3, 2010 and October 4, 2009. Overall interest expense decreased for the three months ended October 3, 2010 from the three months ended October 4, 2009 mainly due to an approximately 23% decrease in overall debt levels. The impact on interest expense due to the decrease in debt was partially offset by increases in the interest rates paid on the Wells Fargo credit facility as well as on our outstanding obligation to our Chairman, John A. Martell. Other (income) expense improved by $0.2 million for the three months ending October 3, 2010 when compared to the three months ending October 4, 2009, due to the expense resulting from change in value of derivative liability as of October 4, 2009.
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
Loss from Continuing Operations. Loss from continuing operations decreased by $1.0 million or 50% to $(1.0) million for the three months ended October 3, 2010 from $(2.0) million for the three months ended October 4, 2009. The decrease in loss from continuing operations is attributable to a $0.6 million increase in gross profit along with a $0.1 million decrease in selling, general and administrative expenses, and a combined $0.3 million decrease in interest expense and other expenses.
Income (Loss) from Discontinued Operations. We recorded income from discontinued operations of $0.1 million for the three months ended October 3, 2010 compared to a loss of $2.4 million for the three months ended October 4, 2009. The decrease of $2.5 million is due to a decrease of $3.1 million in operating loss for our AMP subsidiary for the three months ended October 3, 2010 as compared with the three months ended October 4, 2009. The elimination of the operating loss from our AMP subsidiary was partially offset by a $0.5 million decrease in operating income for our Construction and Engineering services businesses for the three months ended October 3, 2010 as compared with the three months ended October 4, 2009 along with a loss on sale of $0.1 million recorded during the three months ended October 3, 2010 related to a working capital adjustment for the sale of our Construction and Engineering Services businesses.
Net Loss. Net loss for the three months ended October 3, 2010 was $1.0 million compared to a net loss of $4.5 million for the three months ended October 4, 2009. The $3.5 million decrease was mainly due in part to operational improvements noted above and the impact of the divestiture of our American Motive Power and AMP Canada subsidiaries.
Nine Months Ended October 3, 2010 Compared to Nine Months Ended October 4, 2009
Revenues. Revenues from continuing operations for the nine months ended October 3, 2010 increased by $0.3 million, or 1.4%, compared to the nine months ended October 4, 2009.
Gross Profit. Total gross profit for the nine months ended October 3, 2010 was $4.2 million or 17% of revenues from continuing operations compared to $2.0 million or 8% of revenues from continuing operations for the nine months ended October 4, 2009. The increase of $2.2 million or 111% was due to lower material and labor costs and a decrease in unabsorbed overhead costs. The most significant reduction was in overhead costs reflecting staff reductions and cost reduction efforts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses related to continuing operations were $6.6 million for the nine months ended October 3, 2010 compared to $8.5 million for the nine months ended October 4, 2009, reflecting reduced selling expense and cost reduction efforts at our corporate headquarters, principally staff reductions.
Interest Expense and Other Income. Interest expense attributable to continuing operations decreased for the nine months ended October 3, 2010 from the nine months ended October 4, 2009 mainly due to decreases in our total debt. Our Wells Fargo credit facility and the note payable to our Chairman together, constituted approximately 55% and 60% of our outstanding debt at October 3, 2010 and October 4, 2009, respectively. Overall interest expense decreased for the nine months ended October 3, 2010 from the nine months ended October 4, 2009 mainly due to an approximately 23% decrease in overall debt levels. The impact on interest expense due to the decrease in debt was partially offset by increases in the interest rates paid on the Wells Fargo credit facility as well as on our outstanding obligation to our Chairman, John A. Martell. Other income decreased by $0.4 million at October 3, 2010 when compared October 4, 2009. This is due to the income resulting from change in value of derivative liability.
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
Loss from Continuing Operations. Loss from continuing operations decreased by $3.8 million or 55% to $(3.1) million for the nine months ended October 3, 2010 from $(6.9) million for the nine months ended October 4, 2009. The decrease in loss from continuing operations is attributable to a $2.2 million increase in gross profit along with a $1.9 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above, and offset by an increase in other expense by $0.3 million.

Income (Loss) from Discontinued Operations. We recorded income from discontinued operations of $0.2 million for the nine months ended October 3, 2010 compared to a loss of $3.6 million for the nine months ended October 4, 2009. This decrease of $3.8 million is due to a decrease of $4.3 million in operating loss for our AMP subsidiary for the nine months ended October 3, 2010 as compared with the nine months ended October 4, 2009 along with a gain on sale of $0.2 million recorded during the nine months ended October 3, 2010 related to the sale of our American Motive Power, Inc. subsidiary and our Construction and Engineering Services businesses. These increases were partially offset by a decrease of $0.5 million and $0.2 million in operating income for our HKEC and Construction and Engineering Services subsidiaries for the nine months ended October 3, 2010 compared with the nine months ended October 4, 2009.
Net Loss. Net loss for the nine months ended October 3, 2010 was $2.8 million compared to a net loss of $10.4 million for the nine months ended October 4, 2009. The $7.6 million decrease was mainly due in part to operational improvements noted above and the impact of the divestiture of our American Motive Power and AMP Canada subsidiaries.
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
At October 3, 2010 we had approximately $0.4 million of availability on our line of credit. At October 3, 2010 we had approximately $0.7 million of working capital, a decrease of $2.9 million as compared to December 31, 2009. This decrease is attributable to the divestitures of our Martell Electric, Ideal Consolidated and American Motive Power subsidiaries. Our working capital reflects the November, 2010 maturity of $4 million of related party debt that is subordinated to our senior credit facility, as well as the assets and liabilities of our HKEC subsidiary, which are classified as held for sale and included in current assets and current liabilities. The Company is in negotiations to restructure debt held by the former members of 3-D (BDeWees and XGen III) to further improve its working capital. Accelerated term debt repayments required by previous bank amendments and the inability to use inventory as collateral under our asset-based lending agreement constrains working capital and our ability to meet the immediate cash needs of the Company.
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

As of October 3, 2010, we did not have any material commitments for capital expenditures.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of October 3, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Registration Statement on Form S-1 (Reg. No. 333-129354) was declared effective by the Securities and Exchange Commission on May 12, 2006. The registration statement relates to shares of our common stock that may be offered and sold from time to time by the selling shareholders named in the related prospectus and to certain shares issuable upon exercise of warrants and conversion of debt securities. We will not receive any of the proceeds from the sale of the common stock, but we have agreed to bear all expenses (other than direct expenses incurred by the selling shareholders, such as selling commissions, brokerage fees and expenses and transfer taxes) associated with registering such shares under federal and state securities laws. We will receive the exercise price upon exercise of the warrants held by selling shareholders. As of October 3, 2010, we have issued 616,408 shares upon the exercise of warrants, and we have received proceeds of $131,567 that were used for general working capital purposes. Based on information provided by our transfer agent, we believe that some selling shareholders have sold shares pursuant to the offering. However, because many shares are held in “street” name, we are unable to determine the number of shares sold or the identity of the selling shareholders. We have incurred total expenses in connection with the offering of approximately $0.8 million and have received no offering proceeds other than the proceeds received upon the exercise of warrants.
ITEM 6. EXHIBITS
The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Secured Promissory Note dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.2	Sixth Amendment to Credit and Security Agreement dated January 14, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed January 21, 2010)

10.3	Letter Agreement dated September 8, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant, acknowledged and agreed to by the registrant and such subsidiaries on September 16, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2009)

10.4	Consent and release by Wells Fargo Bank, National Association, dated March 15, 2010 (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.5	Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.6	Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56i to the registrant’s Annual Report on Form 10-K filed on April 15, 2010)

10.7	Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.8	Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.9	Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.10	Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.11	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.12	AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.13	Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.14	Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.
November 15, 2010	By:	/s/ Michael Topa
Michael Topa
Chief Financial Officer (Signing on behalf of the registrant as Principal Financial and Accounting Officer)