Form 10-K
period 2010-12-31
MISCOR GROUP, LTD.
filed 2011-04-14
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-52380
MISCOR GROUP, LTD.
(Exact name of registrant as specified in its charter)

Indiana	20-0995245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 Nave Road, SE
Massillon, Ohio 44646
(Address of principal executive offices/zip code)
Registrant’s telephone number, including area code: (330)-830-3500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of April 7, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $3,771,464. The registrant does not have any non-voting common equity securities.
As of March 24, 2011, there were 11,785,826 shares outstanding of the registrant’s Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

i

ii

PART I

ITEM 1.	BUSINESS
Overview
     The Company began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we expanded the nature of our operations as well as our geographic presence, which now includes locations in Indiana, Alabama, Ohio, West Virginia, and California. In April 2004, we reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, we changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.
     The Company made a series of acquisitions until the economic crisis ultimately forced a retrenchment. In December 2009, we announced an overall restructuring plan, which we have largely implemented. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, to align our operations with our long-term vision and allow us to focus on industrial and utility services. In December 2009, we divested AMP Rail Services Canada ULC (“AMP Canada”) in a sale of 100% of its capital stock. Also in December 2009, we announced the planned divestiture of our Martell Electric, LLC (“Martell Electric”), Ideal Consolidated, Inc. (“Ideal”), American Motive Power, Inc. (“AMP”), and HK Engine Components, LLC (“HKEC”) subsidiaries in order to focus on our core business of industrial services. In February 2010, we completed the sale of our Construction and Engineering Services subsidiaries, Martell Electric and Ideal. In March 2010, we completed the sale of our AMP subsidiary. We continue to actively pursue a divestiture of our last rail service subsidiary, HKEC.
     Through December 31, 2010, and prior to the divestitures, we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. Through December 31, 2010, we operated primarily in one continuing and one discontinued business segment:
•	Industrial Services — Providing maintenance and repair services to several industries including electric motor repair and rebuilding; maintenance and repair of electro-mechanical components for the wind power industry; and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

•	Rail Services — Manufacturing and rebuilding power assemblies, engine parts, and other components related to large diesel engines, and providing locomotive maintenance, remanufacturing, and repair services for the rail industry.
     We have negotiated a refinancing of our Wells Fargo facilities on improved terms with a new bank. Pursuant to a non-binding credit proposal accepted by us on March 10, 2011, Crestmark Commercial Capital Lending LLC (“Crestmark”) proposed an accounts receivable financing using a $5 million revolving credit facility. The facility, which remains subject to loan subordination with our subordinated debt holders, final underwriting review and documentation, would be used to pay off Wells Fargo’s line of credit, with an outstanding balance of $3.0 million as of March 31, 2011, and for working capital. Variable interest would be payable monthly at prime plus 1.35%, subject to a floor of 4.6%, and we would also pay a monthly maintenance fee of 0.45%

of the average daily outstanding loan balance from the prior month. Crestmark requires a senior security interest in accounts receivable and inventory, and a subordinated interest in substantially all of our other assets.
     We have not yet finalized the new credit facility we need to be able to retire the Wells Fargo line of credit by its June 30, 2011 termination date and to operate throughout 2011. Additionally, $4.0 million of other debt is currently scheduled to mature in 2011. These conditions, coupled with our recurring losses from operations, raise substantial doubt as to our ability to continue as a going concern, as our auditors have expressed in their repot on our consolidated financial statements. As we expect to finalize a refinancing of the Wells Fargo credit facility by June 30, 2011 and to repay or extend our other debt obligations by their currently scheduled maturity dates, no adjustments to our reported financial statements have been made that might result from this uncertainty.
Business Strategy
     Our objective is to be a leading provider of integrated mechanical and electrical products and services to industry. To achieve that, we intend to structure the company in order to capitalize on long term growth opportunities in the wind power and utility markets as well as the heavy industry market.
Employees
     At December 31, 2010, we had 267 employees, of which 52 were salaried and 215 were hourly employees. At that date, approximately 11% of our employees were covered by two collective bargaining agreements, one of which expired during 2010 (and has not been renewed), with the other expiring in 2011. We believe our relations with our employees are good.
Segment Information
     In December 2009, we announced an overall restructuring plan, which we have completed implementing. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which would allow us to focus on our core competency of Industrial Services. Through December 2010, we have divested all but one of the various businesses within the Rail Services and our entire Construction and Engineering Services segment. We continue to actively pursue a divestiture of HKEC within our Rail Services segment. Prior to the divestitures we operated in three business segments: Industrial Services, Construction and Engineering Services, and Rail Services.
     The following table summarizes financial information concerning our three reportable segments as of and for the years ended December 31, 2010 and 2009 (amounts in thousands).

	2010	2009
Revenues:
Industrial Services	$33,068	$31,554
Construction and Engineering Services	1,721	32,931
Rail Services	8,426	16,785
Corporate	—	—
Elimination	(3)	(266)
Discontinued/held-for-sale operations	(10,147)	(49,614)

Consolidated	$33,065	$31,390

Gross Profit:
Industrial Services	5,718	2,689
Construction and Engineering Services	35	3,223
Rail Services	1,104	717
Corporate	(8)	—
Elimination	—	—
Discontinued/held-for-sale operations	(1,139)	(3,940)

Consolidated	$5,710	$2,689

Net loss:
Industrial Services	$(9,574)	$(5,331)
Construction and Engineering Services	(1,209)	(316)
Rail Services	(395)	(12,748)
Corporate	(711)	(2,073)
Elimination	—	—

Consolidated	$(11,889)	$(20,468)

	As of December 31,
	2010	2009
Total assets:
Industrial Services	$22,653	$31,723
Construction and Engineering Services	—	9,314
Rail Services — Held-for-sale	3,493	6,600
Corporate	1,030	533

Consolidated	$27,176	$48,170

     Following is additional information regarding our three business segments through December 31, 2010.
     Industrial Services Segment (Continuing Operations)
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
     Our Magnet Group repairs and manufactures industrial lifting magnets. Our customers include scrap yards, steel mills and steel processing centers. Based on industry experience and market information, we believe that we are one of the largest magnet repair operations in the United States and one of the top three manufacturers of industrial lifting magnets in the United States based on revenue for 2010.
     The Industrial Services segment accounted for approximately 77% and 39% of total consolidated revenues, including revenues of discontinued operations, for the years ended December 31, 2010 and 2009, respectively.
     Marketing and Customers
     The products and services comprising our Industrial Services segment are marketed principally by personnel based at our eight locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services. No customer of our Industrial Services Segment accounted for more than 10% of our consolidated revenue for the year ended December 31, 2010 or 2009.
     Business Strategy
     We seek to continue to strengthen and broaden our position as a provider of outsourced maintenance and repair, industrial education and training and complimentary services to the industries we serve throughout the United States. In addition, our strategy is to expand into other geographic markets with respect to the remanufacture and repair services for renewable wind generation facilities and wind generators. To achieve these objectives, we are pursuing the following business strategies:
•	Strengthen competitive position in the growing market for outsourcing industrial services. We believe that participants in the steel, power generation and other industries we serve, in an effort to remain competitive, will increasingly rely on independent contractors to provide maintenance and repair services. We intend to expand our capabilities to provide our customers an outsourcing solution.

•	Expand our presence in industries with long term growth potential, including the wind energy, utility, and heavy industry markets.
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

We believe that we are one of the largest magnet repair operations in the United States, and one of the top three manufacturers of industrial lifting magnets, based on revenues for 2010.
     Participants in our industry compete primarily on the basis of service, quality, timeliness and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments. We believe we have competitive advantages over most service contractors due to the quality, training and experience of our technicians, our regional service capability and the broad range of services we provide, as well as the technical support and manufacturing capabilities supporting our service network.
     Foreign Sales
     Our Industrial Services segment derives a portion of its revenues from foreign customers. Foreign sales for the years ended December 31, 2010 and 2009 were approximately $0.2 million or 0.7% and $0.1 million or 0.3% of the total revenues of this segment, respectively. Revenues from sales to foreign customers for the Industrial Services segment are denominated in U.S. dollars.
     Backlog
     At December 31, 2010, the backlog of our Industrial Services segment was approximately $6.4 million compared to $3.8 million at December 31, 2009. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.
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
     Construction and Engineering Services Segment (Discontinued Operations)
     Business Strategy
     In December 2009, the Company announced its plan to sell its CES business, consisting of its Martell Electric and Ideal subsidiaries, in order to raise operating capital and focus on its core industrial services operations. As a result, the Company has reported Martell Electric and Ideal as held-for-sale as of December 31, 2009, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement. On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and Chief Executive

Officer, John A. Martell, and his wife, Bonnie M. Martell, for $3.5 million, consisting of $0.75 million in cash and a $2.75 million reduction in the amount owed under a previously issued $3.0 million note held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note.
     The sale agreement set forth a target working capital range of $2.9 million — $3.2 million at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1.23 million. During the first half of 2010, the Company recorded working capital adjustments of $(1.7 million), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1.8 million, comprised of $0.5 million for Ideal and $1.3 million for Martell Electric, with the final sale proceeds consisting of a cash payment of $0.75 million and a net reduction of $1.1 million in amounts owed under the Martell Note. During the year ended December 31, 2010, the Company recognized a pretax gain on sale of $0.1 million from the sale of its CES business, which was included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations.
     Mr. Martell disputes the size of the working capital adjustment, and has requested that the disinterested directors of the Company negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained. (See Note M, Related Party Transactions and Note R, Commitments and Contingencies).
     Principal Products, Services, Markets and Distribution
     As a result of the February 2010 sale, we no longer have holdings in this segment and accordingly do not service this market. Historically, we provided electrical and mechanical contracting services to a variety of customers throughout northern Indiana and southwest Michigan on a contract and fee basis. These services included maintenance and repair services primarily for industrial, commercial and institutional operations, and engineering and repair services for electrical power distribution systems within industrial and commercial facilities. The segment’s services were intended to assist our customers in avoiding critical equipment or system downtime.
     The Construction and Engineering Services segment accounted for approximately 4% and 28% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively.
     Marketing and Customers
     When we serviced this market segment, our customers included general contractors, real estate developers, commercial businesses, government agencies, manufacturers and institutions. No customer of our Construction and Engineering Services business accounted for more than 10% of our consolidated revenues during the year ended December 31, 2010. One customer of our Construction and Engineering Services business accounted for more than 10% of our consolidated revenues during the year ended December 31, 2009.
     Raw Materials
     The principal raw materials used in our Construction and Engineering Services segment were steel, copper and petroleum-based materials. Raw materials were obtained from a number of commercial sources at prevailing prices and we did not depend on any single supplier for any substantial portion of raw materials.

     Competition
     When we were servicing this market segment, we believed our CES business was one of the three largest Construction and Engineering Services providers in our geographic market, based on sales for 2009. In addition, we competed against several smaller companies that provide similar construction and electrical engineering services. Certain collective bargaining agreements to which we were a party limited our ability to compete on price with lower-cost, non-union contractors.
     Backlog
     Do to our divestiture from this market segment, at December 31, 2010, there was no backlog for our Construction and Engineering Services segment. However at December 31, 2009, the backlog was approximately $11.4 million. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders and contractual agreements upon which work has not commenced. Contracts included in the backlog may have provisions which permit cancellation or delay in their performance by the customer and there can be no assurance that any work orders included in the backlog will not be modified, canceled or delayed.
     Working Capital
     Our customers typically compensated us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Most contracts with general contractors and real estate developers allowed the customer to retain generally between 5% and 10% of each progress billing until the contract is completed, inspected and approved. Therefore, we were required to have sufficient working capital to permit us to undertake our services, and to carry the appropriate inventory level of spare parts and equipment, throughout the duration of a project.
     Seasonality and Quarterly Fluctuations
When we serviced this segment, our revenues from our Construction and Engineering Services segment may have been affected by weather conditions with respect to projects conducted outdoors. The effects of seasonality may have been offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fell within a one-to-two-quarter period. Further, our revenues may have been affected by the cyclical nature of the construction industry which is impacted by the local economy and interest rates. Accordingly, our quarterly results may have fluctuated and the results of one fiscal quarter may not have been representative of the results of any other quarter or of the full fiscal year.
     Rail Services Segment (Discontinued Operations)
     Business Strategy
     In March 2005, we acquired certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. This acquisition launched the Rail Services Group and the diesel engine components business of our Rail Services segment, which is conducted through HK Engine Components, LLC (“HKEC”).
     In December 2009, the Company announced its plan to sell its HKEC subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported HKEC as held-for-sale. The carrying value of the long lived assets of HKEC was adjusted to their estimated fair market value at December 31, 2009 based on the expected selling price of HKEC. During 2010, under a letter of intent, the potential buyer paid $0.1 million in earnest money, but failed to pay another $0.15 million in earnest money, resulting in the loss of its exclusivity. The Company still intends to divest the HKEC subsidiary.
     In January 2008, the Company bought 100% of American Motive Power (“AMP”) from its five shareholders, and Wells Fargo financed the acquisition. AMP established AMP Rail Services Canada, ULC (“AMP Canada”) and took back the AMP Canada Note.

     In December 2009, we announced our plan to divest our Rail Services businesses, consisting of three subsidiary operations, AMP, AMP Canada and HKEC, in order to concentrate on our core business of Industrial Services. Although we did not complete the divestiture of HKEC during 2010, we are hopeful that we will accomplish the divestiture during 2011 (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements).
     In December 2009, we completed the sale of our AMP Canada subsidiary to 4107730 Canada, Inc. (d/b/a Novatech, Inc.) (“Novatech”) in a transaction governed by Canadian federal law and provincial law of the Province of Quebec. The sale agreement provided for Novatech’s purchase of all of the outstanding stock of AMP Canada and Novatech’s assumption of a demand promissory note evidencing debt that was owed by AMP Canada to AMP (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements). The AMP Canada Note was assigned by AMP to Novatech. Accordingly, what was once an intercompany debt became a third party debt owed by AMP Canada/Novatech to AMP/the Company. Wells Fargo’s lien on the AMP Canada assets was discharged by AMP with cash from the transaction closing. The net sales price was $1.46 million, net of transaction fees. The proceeds consisted of $1.1 million in cash and a $0.4 million note receivable, secured by the machinery and equipment of AMP Canada, offset by transaction fees of approximately $0.04 million. A loss on sale of approximately $0.3 million was included in the Consolidated Statement of Operations within Loss from Discontinued Operations for the year ended December 31, 2009. The note bears interest at a rate of 5% per year and requires monthly principal payments of $11,000 through December, 2012. This note was determined to be uncollectible, and was written off as of December 31, 2010. However, the Company intends to vigorously pursue collection of this note.
     In March 2010, we completed the sale of 100 percent of the outstanding stock of AMP to LMC Transport, LLC (“LMC”) a third party unaffiliated with Novatech. The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued and Held-for-sale Operations). Wells Fargo consented to this transaction and released its liens on AMP’s assets and any rights under or to AMP’s stock by letter dated March 15, 2010.
     Principal Products, Services, Markets and Distribution
     Our Rail Services Group repaired and remanufactured locomotives for the railroad industry and manufactured, remanufactured, repaired and engineered power assemblies, engine parts and other components related to large diesel engines. These engines typically are used to power railroad locomotives and marine engines and as back-up power supplies in power and utility plants and in the oil and gas industries. Our Rail Services segment customers included companies that use, manufacture or distribute diesel engines and related components for the railroad, utilities, maritime and offshore drilling industries.
     The Rail Services segment accounted for approximately 19% and 21% of total consolidated revenues for the years ended December 31, 2010 and 2009, respectively.
     Marketing and Customers
     The products and services comprising our Rail Services segment were marketed principally by personnel based at our three locations and independent sales representatives. One customer of our Rail Services segment accounted for 10% or more of our consolidated revenues during the year ended December 31, 2010. This customer is CSX, Inc. No customer of our Rail Services segment accounted for 10% or more of our consolidated revenues during the year ended December 31, 2009.
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
     Competition
     Our two largest competitors in the diesel engine components market are General Electric and the former Electro Motive Diesel division of General Motors Corporation. We believe that our HKEC subsidiary is the largest supplier of diesel engine components in the United States that is not an original equipment manufacturer, based on revenues for the year ended December 31, 2010. There are a number of smaller competitors.
     Participants in this industry compete primarily on the basis of service, quality, timeliness and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments.
     Foreign Sales
     For the Rail Services segment for the years ended December 31, 2010 and 2009, foreign sales were $1.9 million or 24% of total segment revenues, and $8.3 million or 50% of total segment revenues, respectively. Of the $1.9 million in foreign sales for the Rail Services segment for the year ended December 31, 2010, none were denominated in Canadian dollars. Of the $8.3 million in foreign sales for the Rail Services segment for the year ended December 31, 2009, approximately $3.9 million or 23% of segment revenues were denominated in Canadian dollars and $4.5 million or 27% of segment revenues were denominated in US Dollars.
     Backlog
     At December 31, 2010, the backlog of our Rail Services segment was approximately $2.3 million compared to $4.6 million at December 31, 2009. The decrease is due the divestiture of the domestic operations of AMP. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.
     Working Capital
     For product sales in the Rail Services segment, our customers typically pay within 30 to 60 days from the date of shipment, while some foreign customers typically pay within 90 days. Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we are required to have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Notes H and I of our Notes to Consolidated Financial Statements.
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
     In its report regarding its audit of our consolidated financial statements, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant debt service obligations that mature prior to December 31, 2011 which cannot currently be met without significant refinancing, of which we cannot assure.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2.	PROPERTIES
     Through December 31, 2010, we conducted our business from nine locations in the United States. We lease facilities in South Bend, Hammond, and Merrillville, Indiana; Boardman and Massillon, Ohio; Huntington, West Virginia; and Visalia, California. Our leases have terms expiring at various times through November 2017, with annual base rental payments ranging from $39,000 to $540,000. The lease for our South Bend facility was the previous site of our corporate office, which has since moved to Massillon, Ohio, but we continue to have a lease obligation until May 2012. The lease for the Hammond, Indiana facility expired on August 3, 2010. Currently, the Company is in negotiations to renew this lease. Until then the lease is month-to-month. We own our facilities in Weston, West Virginia and Saraland, Alabama.
     Our former Hagerstown, Maryland and Weston, West Virginia facilities were used in the Rail Services segment. The other facilities are used in the Industrial Services segment of our business. We maintain our executive offices at our Massillon, Ohio facility.
     We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space would be available on commercially reasonable terms as needed to accommodate any expansion of our operations.
     We lease our facilities in South Bend and Hammond, Indiana, and Boardman, Ohio from several limited liability companies, all of which are indirectly owned by John A. Martell, our Chairman and former Chief Executive Officer and President. We lease our Hagerstown, Maryland facility from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HKEC, is a partner. We lease our Massillon, Ohio facility from a limited liability company of which BDeWees, Inc. is a member. Bernard L. DeWees, former President of Magnetech, is a beneficial owner of BDeWees, Inc. We lease our Visalia, California facility, along with substantially all of the equipment used at our Visalia, California facility from Gene Quesnoy, the former owner of VEMS and an employee of MIS until March 2010. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this report.

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
Market Information and Holders
     Our common stock became eligible to trade on the OTC Bulletin Board on August 1, 2006, under the symbol MCGL. In connection with a 1-for-25 reverse stock split of our common stock which became effective on January 14, 2008 (the “Reverse Stock Split”), our common stock became traded on the OTC Bulletin Board under a new symbol, MIGL. The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated. Sales price information consists of quotations by dealers making a market in our common stock and may not necessarily represent actual transactions. As a result, the sales price information for our common stock reflects inter-dealer prices without any mark-ups, mark-downs or commissions. In addition, trading in our common stock is limited in volume and may not be a reliable indication of its market value. During March 2011, our common stock ceased to be eligible for trading on the OTC Bulletin Board, and is currently trading in the Pink Sheets.

Fiscal Year 2010	High	Low
1st quarter ended 4/4/10	$0.48	$0.31
2nd quarter ended 7/4/10	$0.44	$0.30
3rd quarter ended 10/3/10	$0.45	$0.24
4th quarter ended 12/31/10	$0.35	$0.14

Fiscal Year 2009	High	Low
1st quarter ended 4/5/09	$3.50	$1.20
2nd quarter ended 7/5/09	$2.55	$0.72
3rd quarter ended 10/4/09	$1.56	$0.45
4th quarter ended 12/31/09	$1.04	$0.35
     As of March 24, 2011, there were 11,785,826 shares of common stock outstanding and approximately 60 shareholders of record. Our common stock was held by approximately 623 beneficial owners as of such date. In addition, as of that date we had outstanding:
•	warrants to acquire up to 308,197 shares of our common stock at fixed exercise prices ranging from $0.0025 to $8.50 per share;

•	options issued under our 2005 Stock Option Plan to acquire 13,900 shares of our common stock at exercise prices ranging from $0.38 to $11.45 per share.
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

Securities Authorized for Issuance Under Equity Compensation Plans
     2005 Stock Option Plan Our Board of Directors adopted the 2005 Stock Option Plan in August 2005, and it was later approved by our shareholders. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, and non-statutory stock options to our executive employees who are materially responsible for the management and operation of our business, and to our directors.
     A total of 200,000 shares of common stock are reserved for issuance under the Plan. This number is subject to adjustment as a result of a stock split, combination of shares, recapitalization, merger or other transaction resulting in a change in our shares. If any option expires or is otherwise terminated, unexercised shares subject to the option become available for future option grants under the Plan. Dividends on shares purchased under the Plan are payable when, as and if declared by the Board of Directors.
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
     During 2009, options to acquire 8,000 shares of common stock were granted under the Plan. During 2010, options to acquire 66,000 shares of common stock were granted under the Plan. As of December 31, 2010, options to acquire a total of 189,000 options have been granted to participants, of which 116,800 have been forfeited or exercised, leaving 72,200 shares available for future option grants under the Plan.
Restricted Stock Purchase Plan Our Board of Directors adopted the 2005 Restricted Stock Purchase Plan in August 2005, and it became effective as of September 30, 2005. The purpose of the Plan is to attract and retain directors, officers and key employees of MISCOR and instill in them a personal financial interest in causing the equity of MISCOR to grow throughout their careers. We intend on accomplishing these goals by giving eligible directors, officers and key employees the opportunity to purchase shares of MISCOR’s common stock under the Plan. We believe this provides participants in the plan with an increased incentive to work for the success of MISCOR and promotes our long term interests and those of the participants. The Compensation Committee of our Board administers the Plan.
     The Board has reserved 100,000 shares of our common stock for issuance under the Plan. If the shares of our common stock are increased, decreased, or changed into or exchanged for a different number or kind of shares of stock or other securities of MISCOR or another corporation as a result of a stock split, stock dividend, combination of shares, or any other change or exchange for other securities by reclassification, reorganization, redesignation, merger, consolidation, recapitalization, or otherwise, then the number of shares reserved under the Plan will be adjusted to reflect such action. If we repurchase shares issued under the Plan pursuant to restrictions imposed on the shares, the repurchased shares will become available for future issuance under the Plan.

     The Plan will continue indefinitely, provided that our Board may terminate the Plan at any time as it deems advisable. However, the Plan may not be terminated to affect any right or obligation created under the Plan prior to such termination, unless the affected person consents.
     Those directors, officers and key employees of MISCOR and of each of MISCOR’s subsidiaries who are designated by the Compensation Committee for participation in the Plan are eligible to be issued rights to purchase shares of restricted stock under the Plan. If a participant’s employment is terminated within three years after the shares are purchased for any reason other than death or disability, the participant must sell the restricted shares back to the company for the original price, which may be zero. If a participant’s employment is terminated during the three-year restriction period as a result of death or disability, or after the expiration of the restriction period for any reason, the participant must sell the restricted shares back to the company at their fair market value (which generally will be equal to an average of the closing bid and asked prices of the company’s common stock as quoted on the NASD’s OTC Bulletin Board for the five days immediately preceding the date of termination of employment). In the event of a sale of our company or our company’s liquidation, the foregoing restrictions will lapse. Any other transfer or attempted transfer of a participant’s shares except as described above will be null and void. The Plan defines a sale of our company as the sale of all of our capital stock (whether by direct sale or through a merger, share exchange or other business combination) or the sale of substantially all of our assets.
     During 2009, 1,500 shares of restricted stock were granted under the Plan. During 2010, 10,000 shares of restricted stock were granted under the Plan. As of December 31, 2010, 46,700 shares of restricted stock have been granted to participants, of which 28,700 have been forfeited, and 6,000 shares have been repurchased, leaving 88,000 shares available for future offers and issuance under the Plan.

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
Overview
     In December 2009, we announced an overall restructuring plan, which we have largely implemented. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which will align our operations with our long-term vision and allow us to focus on industrial and utility services. Through December 2010, we have divested all but one of the various businesses within the Rail Services and Construction and Engineering Services segments. We continue to actively pursue a divestiture of HK Engine Components, LLC.
     Through December 2010, and prior to the divestitures, we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. Through December 31, 2010, we operated primarily in one continuing and one discontinued business segments:
•	Industrial Services — Providing maintenance and repair services to several industries including electric motor repair and rebuilding; maintenance and repair of electro-mechanical components for the wind power industry; and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

•	Rail Services — Manufacturing and rebuilding power assemblies, engine parts, and other components related to large diesel engines, and providing locomotive maintenance, remanufacturing, and repair services for the rail industry.
     In December 2009, we announced our planned divestiture of our Martell Electric, Ideal, AMP, and HKEC subsidiaries in order to focus on our core business of industrial services (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements).
     On December 18, 2009 we completed the sale of our AMP Canada subsidiary to 4107730 Canada, Inc. (d/b/a Novatech, Inc.) (“Novatech”). The sale agreement provided for Novatech’s purchase of 100 percent of the outstanding stock of AMP Canada and Novatech’s assumption of a demand promissory note evidencing debt that was owed by AMP Canada to AMP (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements).
     On January 14, 2010, the Company and Wells Fargo executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement in the following respects:
•	Consented to our planned sale of our business;

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;

•	Required additional weekly principal payments of $10,000 on the real estate term note; and

•	Extended until January 27, 2010, and reduced to $1 million the previously agreed upon requirement for the Company to raise $2 million additional capital through subordinated debt, asset sales, or additional cash equity.
     On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and Chief Executive Officer, John A. Martell, and his wife, Bonnie M. Martell, for $3.5 million, consisting of $0.75 million in cash and a $2.75 million reduction in the amount owed under a previously issued $3.0 million note held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note.
     The sale agreement set forth a target working capital range of $2.9 million — $3.2 million at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1.23 million. During the first half of 2010, the Company recorded working capital adjustments of $(1.65 million), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $0.53 million for Ideal and $1.32 million for Martell Electric, with the final sale proceeds consisting of a cash payment of $0.75 million and a net reduction of $1.1 million in amounts owed under the Martell Note. During the year ended December 31, 2010, the Company recognized a pretax gain on sale of $0.14 million from the sale of its CES business, which was included in the Company’s Consolidated Statement of Operations within Income Loss from Discontinued Operations.
     Mr. Martell disputes the size of the working capital adjustment, and has requested that the disinterested directors of the Company negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained. (See Note M, Related Party Transactions and Note R, Commitments and Contingencies).
     On February 14, 2010, we received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:

•	Revised the terms of Wells Fargo’s consent to the sale of our CES business; and

•	Extended until February 19, 2010 and reduced to $1 million the previously agreed upon requirement for the Company to raise $2 million additional capital through subordinated debt, asset sales, or additional cash equity.
     In March 2010, we completed the sale of 100 percent of the outstanding stock of our wholly owned subsidiary AMP to LMC. The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued and Held-for-sale Operations in our Notes to Consolidated Financial Statements).
     On April 15, 2010, the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended the Credit Agreement in the following respects:
•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ended December 31, 2009;

•	Adjusted the minimum book net worth covenant to $21.5 million as of December 31, 2009

•	Adjusted the allowable capital expenditures for the year ended December 31, 2010 to a maximum of $500,000;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1 million additional capital through subordinated debt, asset sales, or additional cash equity.
     In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75,000, $25,000 of which was payable on the date of the execution of the Seventh Amendment, with $25,000 due within 30 days and $25,000 due within 60 days.
     On December 17, 2010, the Company and Wells Fargo entered into the Eighth Amendment to Credit and Security Agreement (“the Eight Amendment”). In the Eighth Amendment, Wells Fargo agreed to extend our senior credit facility through June 30, 2011, pursuant to the following revised terms:
•	amortization of the term loan remained at $21,000 per month through January 31, 2011, when it increased to $52,000 per month;

•	the term loan is to be paid in full upon the earlier of the sale of the Company’s HKEC business or upon maturity;

•	the real estate loan was to be paid in full by December 31, 2011, using revolver availability;

•	accounts receivable between 91 — 120 days cease to be eligible collateral on the earlier of a sale of the Company’s HKEC business or May 31, 2011, having been subjected to a cap gradually decreasing from $275,000 in monthly increments of $50,000 through May 31, 2011;

•	the “percentage of ineligibility” test for accounts owed by an account debtor was to reduce from 35% of the total due from an account debtor to 25%, no later than January 31, 2011;

•	a stop loss covenant of ($400,000) measured monthly on a year-to-date basis commenced January 1, 2011; and

•	Capital expenditures during 2011 are limited to $200,000.
Wells Fargo was paid a $25,000 accommodation fee in connection with the Eighth Amendment.
     As of March 31, 2011, the Company is not in violation of any covenants with Wells Fargo. The Company continues to seek a new and improved banking relationship. The Company is currently undergoing due diligence with another lender and anticipates having a new lender in place prior to June 30, 2011. Pursuant to a non-binding credit proposal accepted by the Company on March 10, 2011, Crestmark Commercial Capital Lending LLC (“Crestmark”) proposed an accounts receivable financing using a $5 million revolving credit facility. The facility, which remains subject to loan subordination with our subordinated debt holders, final underwriting review and documentation, would be used to pay off Wells Fargo’s line of credit and for working capital. Variable interest would be payable monthly at prime plus 1.35%, subject to a floor of 4.6%, and we would also pay a monthly maintenance fee of 0.45% of the average daily outstanding loan balance from the prior month. Crestmark requires a senior security interest in accounts receivable and inventory, and a subordinated interest in substantially all of our other assets.
Critical Accounting Policies and Estimates
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Principles of consolidation —The consolidated financial statements for the year ended December 31, 2010 include the accounts of MISCOR and its wholly owned subsidiaries, MIS and HKEC. The accounts for Martell Electric, and Ideal, are included for one month for the year ended December 31, 2010, while the accounts for AMP are included through March 8, 2010, their respective sales date. The consolidated financial statements for the year ended December 31, 2009 include the accounts of MISCOR and its wholly owned subsidiaries, MIS, Martell Electric, HKEC, Ideal and AMP. All significant intercompany balances and transactions have been eliminated.
     Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for inventory costing, asset valuations, costs to complete and depreciation. Actual results could differ from those estimates.
     Accounts receivable and allowance for doubtful accounts —The Company carries accounts receivable at sales value less an allowance for doubtful accounts. The Company periodically evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. The Company evaluates items on an individual basis when determining accounts receivable write-offs. The Company’s policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.
     Discontinued operations and assets and liabilities held-for-sale —Each business where the Company has committed to a plan to divest is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. The fair values have been estimated using accepted purchase agreements or expected selling price based on consultations with third parties. Depreciation and amortization expense is not recorded on assets of businesses to be divested once they are classified as held-for-sale.
     Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held-for-sale. For such businesses, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held-for-sale on the Consolidated Balance Sheets and to discontinued operations on the Consolidated Statements of Operations for all periods presented. The gains or losses associated with these divested or to be divested businesses are recorded within discontinued operations on the Consolidated Statements Operations. The Company does not expect any significant continuing involvement with these businesses following their divestiture, and these businesses are expected to be disposed of within one year.
     Inventory —The Company values inventory at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and slow-moving goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

     Goodwill and other intangible assets — The Company accounts for goodwill and other intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are determined based on the Company’s operating segments. The AMP, MIS, and Ideal operating segments, which were also determined to be reporting units under ASC 350, contain goodwill and are thus tested for impairment. At December 31, 2010, MIS was the only remaining operating segment with goodwill remaining. The Company re-evaluates our reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of our reporting units is determined based upon various factors, including estimated market prices obtainable for identified disposal groups and management’s estimate of future discounted cash flows. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.
     Other intangible assets consisting mainly of customer relationships, a technical library, and non-compete agreements were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 1 to 20 years. Amortization expense for the other intangible assets was $442 and $811 for the years ended December 31, 2010 and 2009, respectively. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets (See Note F, Goodwill and Other Intangible Assets).
     Long-lived assets — The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and their eventual dispositions are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal (See Note G, Asset Impairment).
     Revenue recognition — Revenue consists primarily of sales and service of industrial magnets, electric motors, electrical power distribution systems, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. However, for product sales in which the contract price exceeds $75 and takes longer than 13-weeks to complete, the Company utilizes the percentage of completion methodology for revenue recognition and recognizes income based on the percentage of costs incurred on the entire contract. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at the Company’s site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For service to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. The Company provides for an estimate of doubtful accounts, based on specific identification of customer accounts deemed to be uncollectible and historical experience.
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
     Warranty costs — The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs. Warranty expense was $52 and $84 for the years ended December 31, 2010 and 2009, respectively.
     Income taxes — The Company accounts for income taxes in accordance with ASC 740, Income Taxes The Company classifies interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2010 and 2009 (See Note K, Income Taxes).
     The Company is subject to audits by various taxing authorities, and the audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes. The Company is required to establish reserves under FASB Interpretation No. 48 ASC 740-10, “Accounting for Uncertainty in Income Taxes,” when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit. The Company believes that its tax return positions are appropriate and supportable under relevant tax law. The Company has evaluated its tax positions for items of uncertainty in accordance with FASB ASC 740-10 and has determined that its tax positions are highly certain within the meaning of FASB ASC 740-10. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2010 and 2009.
     Stock based compensation — The Company accounts for stock based compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.
New Accounting Standards.
     In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: (1) the elimination of the exemption for qualifying special purpose entities; (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The new guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first annual reporting period. Our adoption of this new guidance beginning with our first quarter ending April 4, 2010 did not have a material impact on our consolidated financial statements.
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

Recent Developments
     Liquidity Issues. While revenues have increased in 2009 and 2010, the Company continues to generate operating losses and works to recover from previous lost revenues and profits. In 2009, these operating losses resulted in failure to meet agreed financial covenants contained in the senior secured lender agreement (“Credit Agreement”) with Wells Fargo. On April 14, 2009, an agreement was reached with Wells Fargo to waive the default and amend the Credit Agreement (See Note H, Senior Credit Facility in our Notes to Consolidated Financial Statements). As a result cash availability for the Company was reduced. At December 31, 2010, the Company was not in violation of any agreed financial covenants contained in the Credit Agreement. While in compliance, we still have limited cash availability which negatively impacts our ability to meet short-term cash needs. Vendor commitments were extended straining these relationships and constraining our ability to meet customer expectations. While the Company has improved its cash position and has improved its ability to pay its vendors, the Company is not paying in terms with all of its vendors.
     In its report regarding its audit of our consolidated financial statements, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and significant debt service obligations that mature prior to December 31, 2011 which cannot currently be met without significant refinancing, of which we cannot assure.
     Response to Liquidity Issues. A number of initiatives were undertaken to mitigate the impact on the Company of the unprecedented deterioration of market conditions. These actions included:
•	Downsized workforce and furloughs.

•	Moved our corporate offices to Massillon, Ohio, and closed the South Bend, Indiana facility.

•	Suspended pay increases and bonuses.

•	Initiated working capital initiatives with respect to accounts receivable and inventory.

•	Consolidated operations in certain groups where customer service would not be affected.

•	Initiated the effort to sell certain non-strategic assets resulting in the sale of AMP Canada, our CES segment, and the remaining assets of AMP.

•	Continue the effort to divest HK Engine Components.
          Pursuant to a non-binding credit proposal accepted by the Company on March 10, 2011, Crestmark Commercial Capital Lending LLC (“Crestmark”) proposed an accounts receivable financing using a $5 million revolving credit facility. The facility, which remains subject to loan subordination with our subordinated debt holders, final underwriting review, and documentation, would be used to pay off Wells Fargo’s line of credit and for working capital. Variable interest would be payable monthly at prime plus 1.35%, subject to a floor of 4.6%, and we would also pay a monthly maintenance fee of 0.45% of the average daily outstanding loan balance from the prior month. Crestmark requires a senior security interest in accounts receivable and inventory, and a subordinated interest in substantially all of our other assets.
Operating Results
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     Revenues. Total revenues attributed to continuing operations increased by $1.7 million or 5.3% to $33.1 million in 2010 from $31.4 million in 2009. For both 2010 and 2009, our Construction and Engineering and Rail Services segments have been classified as discontinued operations. The increase in the Industrial Services revenues represents a concerted effort to re-establish ourselves in the market place, as well as a general economic recovery in the markets we serve.
     Gross Profit. Total gross profit in 2010, attributed to continuing operations, was $5.7 million or 17.3% of total revenues compared to $2.7 million or 8.6% of total revenues in 2009. For both 2010 and 2009, our Construction and Engineering and Rail Services segments have been classified as discontinued

operations. The Industrial Services gross profit increased due to our ability to eliminate costs and improve efficiencies as a part of our re-organization efforts.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to continuing operations decreased to $8.6 million in 2010 from $11.0 million in 2009. Selling expenses were 7% of total revenues in 2010 and 2009, respectively. General and administrative expenses decreased 19% to $6.1 million in 2010 from $7.5 million in 2009. This decrease in expenditures was accomplished through reduced staffing, spending freezes, closure of our South Bend, Indiana corporate office, and reduced bad debts. General and administrative expenses were 18% and 24% of total revenues for 2010 and 2009, respectively.
     Goodwill impairment. During 2010, there were $7.8 million of goodwill impairment charges related to the Industrial Services segment. During 2009, we recognized goodwill impairment charges of $4.5 million related to AMP, a component of our Rail Services segment, and $0.6 million related to Ideal Consolidated, Inc. (“Ideal”), a component of our CES segment, which were included in Loss from Discontinued Operations. These two charges represent write downs of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill (See Note F, Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements).
     Loss from Operations. Loss from operations increased $2.4 million from $8.3 million in 2009 to $10.7 million in 2010. This increase is directly attributable to the goodwill impairment during the year ended December 31, 2010.
     Interest Expense and Other Income. Interest expense decreased in 2010 to $0.9 million from $1.0 million in 2009 due to the Company carrying less debt on its books and a stabilization of the interest rate market, which is at or near all-time lows. Other Income decreased $0.8 million to $0.2 million expense in 2010 from $0.6 million of income in 2009. The decrease was partially related to the $0.4 million write-off of the Novatech note.
     Loss from Continuing Operations. Net loss was $11.8 million and $8.7 million in 2010 and 2009, respectively. This is a decrease of 35% when comparing 2010 to 2009. The increase in the net loss is due to the goodwill impairment for the year ended December 31, 2010 and was partially offset by improved gross margins within Industrial Services and reduced expenditures related to selling, general and administrative expenses.
     Provision for Income Taxes. We have experienced net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax benefits which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.
     Loss from Discontinued Operations. Net loss from discontinued operations was $0.1 million in 2010 versus a net loss of $11.8 million in 2009. This is due to the divestitures made during 2009 and the loss associated with these businesses.
     Net Loss. Net loss was $11.9 million and $20.5 million in 2010 and 2009, respectively. This is a decrease of 42%. As indicated above, the improvement year over year is due to improved gross margins within the Industrial Services, reduced expenditures related to selling, general and administrative expenses, and elimination of losses related to divested businesses.
Liquidity and Capital Resources for the Years Ended December 31, 2010 and 2009
     Working capital decreased by $3.6 million from $3.6 million at December 31, 2009 to $0.04 million at December 31, 2010. The decrease in working capital is due to a reduction in net assets-held-for-sale of $4.0 million when comparing December 31, 2009 versus December 31, 2010. Slightly offsetting this decrease in working capital was an increase in accounts receivable as a result of increase revenues in 2010, and a decrease in inventory and the current portion of long-term debt. Additionally, during the year ended December 31, 2010, the Company experienced an increase in accounts payable, accrued liabilities and revolving line-of-credit balances, resulting from increased production and sales levels in 2010.
     The 2010 operating losses reflect increased gross profits due to improved efficiencies and various cost elimination measures. However, the Company continues to experience the impact of underutilized operating capacity and pricing pressures realized from customers in the market place, although the latter has improved slightly as the economy in general has recovered. Selling, general and administrative costs declined at a significant rate, due to staffing cuts and the elimination of our South Bend, Indiana corporate office. During 2010, we continued to engage a specialist to address our liquidity pressures and continued to maintain reporting and control systems. We funded these accumulated operating losses through working capital management and the sale of assets.
     Our net loss for the year ended December 31, 2010 of $11.9 million included non-cash expenses of $7.8 million of goodwill write-off, $1.9 million of depreciation and amortization, $0.4 million note receivable write-off and $0.3 million related to the gain incurred on the disposal of discontinued operations.
     Net cash provided by operating activities was $0.3 million for the year ended December 31, 2010 compared to net cash provided by operating activities of $3.8 million in 2009. This decline is primarily due to the prior year reduction of accounts receivable and inventory, offset by less operating expenses related to discontinued operations.
     While we were able to continue to reduce past due accounts payable in 2010, certain vendors continue to place us on credit hold, require cash in advance or limit the amount we can have on account. This often results in delays in receipt of necessary materials and parts. These disruptions or lack of long lead planning have resulted in delayed shipments to our customers, increased the cost of material and have created manufacturing inefficiencies..
     During the years ended December 31, 2010 and 2009, net cash provided by investing activities was $0.8 million and $1.0 million, respectively. In 2010, net cash provided consisted of $0.7 million realized from the divestiture of CES and $0.2 million realized from the proceeds from asset sales. This was offset, partially, by capital expenditures of $0.1 million. In 2009, net cash provided consisted of $1.5 million realized from the divestiture of AMP Canada, which was partially offset by the issuance of a note receivable of $0.4 million, capital expenditures of $0.4 million and $0.3 million realized from the proceeds from assets sales.
     During the year ended December 31, 2010, we utilized $1.1 million in financing activities which primarily reflected repayment of long-term debt. In 2009 we utilized $4.9 million in financing activities which included repayment of the revolving credit agreement of $0.1 million and long-term debt totaling $4.8 million.
     On January 14, 2008, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), comprised of a $1,250 real estate term note and a $13,750 revolving note, which was later reduced to $5,800 via amendments. As of December 31, 2010, there was no outstanding balance on the real estate term note, and the outstanding balance on the revolving note is $3,263.
     In April 2008, the Company and Wells Fargo amended the credit facility to revise the formula for the maximum aggregate principal amount that may be borrowed under the revolving note, and to provide a four year equipment term note in the amount of $1,000, secured by substantially all of the machinery and equipment of the Company. The equipment term note matures June 1, 2012 and is payable in monthly installments of $21 plus interest at the bank’s prime rate beginning June 1, 2008. The outstanding balance under the equipment term note as of December 31, 2010 and 2009 was $322 and $580.
     While the current agreement with Wells Fargo expires on June 30, 2011, we have reasons to be confident either a) the current revolving line of credit will be renewed by Wells Fargo or b) the Company will be successful in finding alternative funding solutions for the revolving line of credit. The Company is currently undergoing due diligence with another lender and anticipates having a new lender in place prior to June 30, 2011 to replace Wells Fargo.
     We have promissory notes outstanding to BDeWees, Inc. and XGen III, Ltd. (together, the “Seller Notes”) and John A. Martell, in the original principal amounts of $2.0 million, $2.0 million and $2.1 million, respectively (collectively, the “Subordinated Indebtedness”) (See Note M, Related Party Transactions in our Notes to Consolidated Financial Statements). Subordination agreements have been executed that subordinate our obligations under the Subordinated Indebtedness to the Wells Fargo credit facility.
     Effective as of December 1, 2010, the BDeWees, Inc. and X-Gen, LLC (“Seller Notes”) were extended through November 30, 2011. Under the loan modification agreements, the time for the payment of principal upon maturity has been extended for one year in consideration of a higher interest rate, monthly installment payments of principal and interest, additional collateral and certain other changes. Prior to a default, the amended and restated Seller Notes bear interest at prime plus 1%, subject to a minimum of 12% until Wells Fargo’s term debt is fully repaid, and thereafter subject to a minimum of 7% per annum. Monthly interest payments may be made, and upon the earlier of July 1, 2011 or the repayment of the term loan to Wells Fargo, repayments of $10 thousand principal per month to each holder of a Seller Note are to commence. Upon any sale or combination of sales of assets exceeding $1.0 million gross, or upon a Change in Control as defined in the loan modification agreements, after repayment of transaction costs not to exceed 8%, the Wells Fargo term loan and that portion of the revolver attributable to the assets sold, each Seller Noteholder will receive a principal payment if 12.5% of the net proceeds from such sale or sales. For an HKEC sale, each Seller Noteholder will receive a $0.07 million principal payment. A Change in Control includes a third party acquiring more than 50% of the beneficial ownership in either Magnetech or MISCOR, or an inability in MISCOR to elect directly a majority of Magnetech’s board of directors. Management is in the process of commencing negotiations with the Seller to renegotiate the terms of the Seller Notes. The Seller appears to be willing to work with the Company, as long as it does not increase their risk as the note holder.
     The loan modification agreements also restrict both Magnetech and MISCOR from incurring additional indebtedness without the consent of the lenders, excepting $0.1 million per year for indebtedness for certain capital expenditures. The Seller Noteholders have a shared third lien on 3-D Services’ accounts receivable and inventory in addition to their existing shared second lien on 3-D Services’ fixed assets. The existing subordination agreements between Wells Fargo and the holders of the Seller Notes continue in full force and effect.
Off-Balance Sheet Transactions
     As of December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes (see Note M — Related Party Transactions).
Forward-Looking Statements
     Certain matters described in the foregoing “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” as well as other statements contained in this Annual Report on Form 10-K are forward-looking statements, which include any statement that is not an historical fact, such as statements regarding our future operations, future financial position, business strategy, plans and objectives. A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (the “Reform Act of 1995”). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement.

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MISCOR Group, Ltd. and Subsidiaries
Massillon, Ohio
We have audited the accompanying consolidated balance sheets of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISCOR Group, Ltd. and Subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As described in Note N to the consolidated financial statements, the Company changed its method of accounting for convertible debt, due to the adoption of FASB ASC 815, Determining Whether an Instrument (or embedded feature) is Indexed to an Entity’s Own Stock, as of January 1, 2009.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note U to the consolidated financial statements, the Company has suffered recurring losses from operations and has significant debt service obligations that mature prior to December 31, 2011, which cannot currently be met. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note U. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO USA, LLP
Kalamazoo, Michigan
April 14, 2011

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $226 and $766, respectively	$6,006	$4,083
Inventories	4,359	5,349
Assets held-for-sale	3,493	15,914
Other current assets	603	261

Total current assets	14,461	25,607

PROPERTY AND EQUIPMENT, net	5,521	7,050

OTHER ASSETS
Goodwill	—	7,831
Customer relationships, net	6,537	6,922
Other intangible assets, net	598	643
Deposits and other assets	59	117

Total other assets	7,194	15,513

Total assets	$27,176	$48,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line, net of discount of $0 and $100, respectively	$3,263	$3,207
Current portion of long-term debt	385	430
Current portion of long-term debt, officers and affiliates	4,105	4,600
Accounts payable	3,742	2,549
Liabilities of held-for-sale operations	1,076	9,581
Accrued expenses and other current liabilities	1,855	1,636

Total current liabilities	14,426	22,003

LONG-TERM LIABILITIES
Long-term debt	947	2,003
Long-term debt, officers and affiliates	1,974	2,418

Total long-term liabilities	2,921	4,421

Total liabilities	17,347	26,424

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 and 11,801,326 shares issued and outstanding, respectively	59,344	59,372
Accumulated deficit	(49,515)	(37,626)

Total stockholders’ equity	9,829	21,746

Total liabilities and stockholders’ equity	$27,176	$48,170

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2010	2009
REVENUES
Product sales	$4,774	$3,972
Service revenue	28,291	27,418

Total Revenues	33,065	31,390

COST OF REVENUES
Cost of product sales	3,509	3,326
Cost of service revenue	23,847	25,375

Total Cost of Revenues	27,356	28,701

GROSS PROFIT	5,709	2,689

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,418	10,991

LOSS FROM OPERATIONS	(10,709)	(8,302)

OTHER (INCOME) EXPENSE
Interest expense	891	1,018
Other (income) expense	188	(610)

	1,079	408

LOSS FROM CONTINUING OPERATIONS	(11,788)	(8,710)

LOSS FROM DISCONTINUED OPERATIONS	(101)	(11,758)

(See Note C, Discontinued and Held-for-Sale Operations)

NET LOSS	$(11,889)	$(20,468)

BASIC AND DILUTED LOSS PER COMMON SHARE
From Continuing Operations	$(0.99)	$(0.74)
From Discontinued Operations	(0.01)	(1.00)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.01)	$(1.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,788,185	11,775,245

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

		Common	Accumulated
	Shares	Stock	Defcit	Total
Balances, December 31, 2008	11,748,448	$59,915	$(17,158)	$42,757

Effect of adopting new accounting gudeline	—	(638)	—	(638)

Issuance of MISCOR common stock in connection with 2005 Restricted Stock Plan	2,500	—	—	—

Issuance of MISCOR common stock in connection with 2005 Employee Stock Purchase Plan	53,680	66	—	66

Stock based compensation	—	34	—	34

Stock Re-purchase	(3,302)	(5)	—	(5)

Loss — 2009	—	—	(20,468)	(20,468)

Balances, December 31, 2009	11,801,326	59,372	(37,626)	21,746

Stock based compensation, net of forfietures	(15,500)	(27)	—	(27)

Loss — 2010	—	—	(11,889)	(11,889)

Balances, December 31, 2010	11,785,826	$59,344	$(49,515)	$9,829

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(11,889)	$(20,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,881	2,988
Goodwill impairment	7,831	5,135
Long lived assets impairment	—	4,845
Write off of note related to sale of business	(379)	—
Bad debt provision	87	319
Inventory cost adjustments	97	74
Loss on sale of equipment	25	—
Gain (loss) on disposal of discontinued operations	(314)	329
Stock-based compensation, net of forfietures	(25)	34
Amortization of debt issuance costs and debt discount	100	192
Unrealized gain on conversion option	(18)	(620)
Changes in:
Accounts receivable	(893)	10,648
Inventories	1,415	4,343
Other current assets	111	(668)
Deposits and other non-current assets	596	195
Accounts payable	1,481	(2,222)
Accrued expenses and other current liabilities	241	(1,299)

Net cash provided by operating activities	347	3,825

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations	735	1,083
Acquisition of property and equipment	(134)	(433)
Proceeds from disposal of property and equipment	176	303

Net cash provided by investing activities	777	953

FINANCING ACTIVITIES
Payments on capital lease obligations	(59)	(117)
Short-term debt repayments, net	(3)	(4,153)
Borrowings of long-term debt	26	223
Repayments of long-term debt	(1,086)	(691)
Proceeds from the issuance of shares	—	66
Cash repurchase of restricted stock	(2)	(5)
Debt issuance costs paid	—	(177)

Net cash utilized by financing activities	(1,124)	(4,854)

DECREASE IN CASH	—	(76)
Cash, beginning of period	—	76

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$901	$942

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
NOTE A — BUSINESS OVERVIEW
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
Martell Electric, LLC, provided electrical contracting services to institutions and commercial business.
In December 2009, the Company announced its intention to divest it’s a) Construction and Engineering Services (“CES) business which included Martel Electric and Ideal Consolidated, Inc., which the Company acquired in 2007, b) American Motive Power, Inc (“AMP”) which the Company acquired in 2008 and c) HK Engine Components (“HKEC”), which the Company acquired in 2005, in order to concentrate on its core business of industrial services.
In December 2009, the Company completed the sale of 100 percent of the outstanding shares of its AMP Canada subsidiary (See Note C, Discontinued and Held-for-sale Operations).
In February 2010, the Company completed the sale of 100 percent of the membership units of its Martell Electric subsidiary and 100 percent of the outstanding shares of its Ideal subsidiary to the Company’s Chairman and then-Chief Executive Officer and President, John A. Martell and his wife Bonnie M. Martell (See Note C, Discontinued and Held-for-sale Operations).
In March 2010, the Company completed the sale of 100 percent of the outstanding shares of its AMP subsidiary (See Note C, Discontinued and Held-for-sale Operations).
The Company’s, HKEC subsidiary is still held-for-sale as of December 31, 2010 (see Note C — Discontinued and Held-for-Sale Operations).
The Company’s customers are primarily located throughout the United States of America. As of December 31, 2010 the Company operated from nine locations in Alabama, Indiana, Ohio, West Virginia, Maryland, and California.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The consolidated financial statements for the year ended December 31, 2010 include the accounts of MISCOR and its wholly owned subsidiaries, MIS and HKEC. The accounts for Martell Electric and Ideal are included through February 3, 2010, while the accounts for AMP are included through March 8, 2010, their respective sales date. The consolidated financial statements for the year ended December 31, 2009 include the accounts of MISCOR and its then wholly owned subsidiaries, MIS, Martell Electric, HKEC,

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
Ideal and AMP. AMP and HKEC comprise the Rail Services operations. All significant intercompany balances and transactions have been eliminated.
Reclassifications
Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.
Cash equivalents
The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents.
Concentration of credit risk
The Company maintains its cash and cash equivalents primarily in bank deposit accounts. The Federal Deposit Insurance Corporation insures these balances up to certain limits per bank. The Company has not experienced any losses on its bank deposits and management believes these deposits do not expose the Company to any significant credit risk.
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
The following is a summary of the allowance for doubtful accounts at December 31,

	2010	2009
Balance at beginning of year	$(766)	$(639)
Charges to expense	(83)	(213)
Deductions	623	86

Balance at end of year	$(226)	$(766)

Discontinued operations and assets and liabilities held-for-sale
Each business where the Company has committed to a plan to divest is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, an impairment loss is recognized. The fair values have been estimated using accepted purchase agreements or expected selling price based on consultations with third parties. Depreciation and amortization expense is not recorded on assets of businesses to be divested once they are classified as held-for-sale.
Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held-for-sale. For such businesses, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of operations held-for-sale on the Consolidated Balance Sheets and to discontinued operations on the Consolidated Statements of Operations for all periods presented. The gains or losses associated with these divested or to be divested businesses are recorded within discontinued operations on the Consolidated Statements Operations. The Company does

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
not expect any significant continuing involvement with these businesses following their divestiture, and these businesses are expected to be disposed of within one year.
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
The Company performs reviews for impairment of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and their eventual dispositions are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal (See Note G, Asset Impairment).
Debt issue costs
Costs incurred by the Company to secure senior debt financing are capitalized and amortized, as a charge to interest expense, over the term of the senior debt financing agreement which is three years (See Note H, Senior Credit Facility and Note I, Long Term Debt).
As of December 31, 2010 and 2009, debt issuance costs were $0 and $14, net of accumulated amortization of $0 and $31, respectively.
Goodwill and other intangible assets
The Company accounts for goodwill and other intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually during the fourth quarter at a reporting unit level. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Reporting units are determined based on the Company’s operating segments. The AMP, MIS, and Ideal operating

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
segments, which were also determined to be reporting units under ASC 350, contained goodwill and thus were tested for impairment. After December 31, 2009, MIS was the only remaining operating segment with goodwill remaining. The Company re-evaluates its reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of our reporting units is determined based upon various factors, including estimated market prices obtainable for identified disposal groups and management’s estimate of future discounted cash flows. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.
Other intangible assets, consisting mainly of customer relationships, a technical library, and non-compete agreements, were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 3 to 20 years. Amortization expense for the other intangible assets was $442 and $811 for the years ended December 31, 2010 and 2009, respectively. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets (See Note F, Goodwill and Other Intangible Assets).
Revenue recognition
Revenue from continuing operations consists primarily of sales and service of industrial magnets, electric motors, electrical power distribution systems, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. However, for product sales in which the contract price exceeds $75 and takes longer than 13-weeks to complete, the Company utilizes the percentage of completion methodology for revenue recognition. Service revenue is recognized when all work is completed and the customer’s property is returned and recognizes income based on the percentage of costs incurred on the entire contract. For services to a customer’s property provided at the Company’s site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For service to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. The Company provides for an estimate of doubtful accounts, based on specific identification of customer accounts deemed to be uncollectible and historical experience.
Revenues from Martell Electric’s electrical contracting business, Ideal’s mechanical contracting business, and long-term contracts from the remanufacturing and rebuilding of locomotives and locomotive engines at AMP were recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total costs to complete for each contract. Costs incurred on contracts in excess of customer billings were recorded as part of other current assets. Amounts billed to customers in excess of costs incurred on contracts were recorded as part of other current liabilities.
Advertising costs
Advertising costs consist mainly of product advertisements and announcements published in trade publications, and are expensed when incurred. Advertising expense was $36 and $88 for the years ended December 31, 2010 and 2009, respectively.
Warranty costs
The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
management’s estimates of future costs. Warranty expense was $52 and $84 for the years ended December 31, 2010 and 2009, respectively.
Product warranty activity is as follows:

	2010	2009
Balance at the beginning of year	244	417
Warranty claims paid	(79)	(257)
Warranty expense	52	84

Balance at end of year	217	244

Income taxes
The Company accounts for income taxes using the asset and liabilities method. The Company classifies interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2010 and 2009 (See Note K, Income Taxes).
In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of December 31, 2010 and 2009. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods. If the Company achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.
The Company is subject to audits by various taxing authorities, and the audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes. The Company is required to establish reserves when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit. The Company believes that its tax return positions are appropriate and supportable under relevant tax law. The Company has evaluated its tax positions for items of uncertainty and has determined that its tax positions are highly certain. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2010 and 2009.
Stock based compensation
The cost of all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period.
Earnings per share
Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
Diluted earnings per common share is computed assuming the conversion of common stock equivalents, when dilutive.
For the year ended December 31, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase 72,000 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because their effects were anti-dilutive.
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
Variable Interest Entities
In January 2003, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities.
New Accounting Standards
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

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
NOTE C — DISCONTINUED AND HELD-FOR-SALE OPERATIONS
AMP Rail Services Canada, ULC
On December 18, 2009 the Company sold all of the outstanding capital stock of AMP Canada to 4107730 Canada Inc. (d/b/a Novatech, Inc.) (“Novatech”), one shareholder of which is the former general manager of AMP Canada, for a net sales price of approximately $1,460, net of transaction fees. The proceeds consisted of $1,100 in cash and a $400 note receivable, secured by the machinery and equipment of AMP Canada, offset by transaction fees of approximately $40. A loss on sale of approximately $329 was included in the Consolidated Statement of Operations within Loss from Discontinued Operations for the year ended December 31, 2009. The note bears interest at a rate of 5% per year and requires monthly principal payments of $11 through December, 2012. This note was determined to be uncollectible, and was written off as of December 31, 2010. The Company intends to vigorously pursue collection of this note.
The following table provides revenue and pretax loss from the AMP Canada discontinued operations:

Twleve Months Ended
December 31, 2009
Revenue from discontinued operations	$3,863
Pretax loss from discountinued operations	(1,091)
Pretax loss on disposal of discontinued operations	(329)
Construction and Engineering Services Business
In December 2009, the Company announced its plan to sell its CES business, consisting of its Martell Electric and Ideal subsidiaries, in order to raise operating capital and focus on its core industrial services operations. As a result, the Company has reported Martell Electric and Ideal as held-for-sale as of December 31, 2009, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement. For the year ended December 31, 2009, the Company took an impairment charge of $645, related to CES. On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and Chief Executive Officer, John A. Martell, and his wife, Bonnie M. Martell, for $3,500, consisting of $750 in cash and a $2,750 reduction in the amount owed under a previously issued $3,000 note held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note.
The sale agreement set forth a target working capital range of $2,900-$3,200 at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1,226. During the first half of 2010, the Company recorded working capital adjustments of $(1,654), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric, with the final sale proceeds consisting of a cash payment of $750 and a net reduction of $1,096 in amounts owed under the Martell Note. During the year ended December 31, 2010, the Company recognized a pretax gain on sale of $136 from the sale of its CES business, which was included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations.
Mr. Martell disputes the size of the working capital adjustment and has requested that the disinterested directors of the Company negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained. (See Note M, Related Party Transactions and Note R, Commitments and Contingencies).
The following table provides revenue and pretax income (loss) from the CES disposal group discontinued operations:

	Year ended December 31,
	2010	2009
Revenue from discontinued operations	$1,721	$32,831
Pretax income (loss) from discontinued operations	(171)	242
Pretax gain on disposal of discontinued operations	136	—
The assets and liabilities of the CES disposal group classified as held-for-sale operations at February 3, 2010 (date of sale) and December 31, 2009 are summarized as follows:

	February 3, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $210 and $209, respectively	$5,116	$6,317
Inventories	171	172
Other current assets	2,208	2,325

Total current assets	7,495	8,814

PROPERTY AND EQUIPMENT, net	500	500

Total assets	$7,995	$9,314

LIABLITIES
Accounts payable	$5,252	$5,174
Accrued expense and other liabilities	1,033	1,279

Total liabilities	6,285	6,453

Net assets	$1,710	$2,861

American Motive Power
In December 2009, the Company announced its plan to sell its domestic AMP subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported AMP as held-for-sale as of December 31, 2009, and adjusted the carrying value of AMP’s long lived assets at December 31, 2009 based on the sale agreement entered into in early 2010. During the year ended December 31, 2009, the Company recognized impairment charges totaling $6,835 on the long lived assets of AMP, which were included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations. On March 8, 2010, the Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC, an unrelated party, in exchange for the assumption of AMP liabilities.
The following table provides revenue and pretax loss from the AMP discontinued operations:

	December 31, 2010	December 31, 2009
Revenue from discontinued operations	$709	$4,435
Pretax loss from discontinued operations	(241)	(11,523)
Pretax gain on disposal of discontinued operations	178	—

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
The assets and liabilities of AMP classified as held-for-sale operations at March 8, 2010 and December 31, 2009 are summarized as follows:

	March 8, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $56 and $55, respectively	$564	$490
Inventories	1,153	1,152
Other current assets	479	723

Total current assets	2,196	2,365

Other assets	—	262

Total assets	$2,196	$2,627

LIABLITIES
Accounts payable	$683	$643
Accrued expense and other liabilities	1,691	1,576

Total liabilities	2,374	2,219

Net assets	$(178)	$408

HK Engine Components
In December 2009 the Company announced its plan to sell its HKEC subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported HKEC as held-for-sale as of December 31, 2009. No impairment was recorded for the long lived assets of HKEC for the years ended December 31, 2010 and 2009. The Company continues to try to sell HKEC and expects the sale of HKEC to be completed during 2011.
The following table provides revenue and pretax income from the HKEC discontinued operations:

	Year ended December 31,
	2010	2009
Revenue from discontinued operations	$7,717	$8,505
Pretax income from discontinued operations	311	614
The assets and liabilities of HKEC classified as held-for-sale operations at December 31, 2010 and 2009 are summarized as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $81 and $142, respectively	$602	$592
Inventories	1,571	2,094
Other current assets	66	30

Total current assets	2,239	2,716

PROPERTY AND EQUIPMENT, net	1,254	1,233

Other assets	—	24

Total assets	$3,493	$3,973

LIABLITIES
Accounts payable	$819	$601
Accrued expense and other liabilities	258	308

Total liabilities	1,077	909

Net assets	$2,416	$3,064

NOTE D — INVENTORY
Inventory consists of the following:

	December 31, 2010	December 31, 2009
Raw materials	$2,196	$2,393
Work-in-progress	1,633	2,200
Finished goods	530	756

	$4,359	$5,349

At December 31, 2010 and 2009, additional inventory, net of cost adjustments and obsolete inventories, totaling $1,153 and $3,418, respectively, was classified as held-for-sale (See Note C, Discontinued and Held-for-Sale Operations).
NOTE E — PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	2010	2009
Land and Buildings	$1,600	$1,600
Leasehold Improvements	348	378
Machinery and Equipment	6,866	8,063
Construction in Progress	3	—
Vehicles	923	978
Office and Computer Equipment	2,472	1,460

	12,212	12,479
Less: Accumulated Depreciation	(6,691)	(5,429)

	$5,521	$7,050

Depreciation expense was $1,446 and $1,418 for years ended December 31, 2010 and 2009, respectively.
At December 31, 2010 and 2009, property and equipment, net of accumulated depreciation, totaling $1,254 and $1,733 respectively, was classified as held-for-sale, including $0 and $500, respectively, reported as

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
CES and $1,254 and $1,233, respectively, reported as Rail Services for segment reporting purposes. During the year ended December 31, 2009, the Company recorded a charge of $2,945 for impairment write downs on the held-for-sale assets recorded in the AMP disposal group, which was included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations (See Note C, Discontinued and Held-for-sale Operations). There were no impairment write downs on held-for-sale assets during the year ended December 31, 2010.
NOTE F — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company evaluates its goodwill for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is assigned to reporting units within the Company based on the operating and economic characteristics and the management of the various operating segments. The amounts of goodwill assigned to the various reporting units within the Company are as follows:

	Magnetech	American Motive
	Industrial Services	Power	Ideal Consolidated	Total
Balances as of January 1, 2009	$7,831	$4,490	$645	$12,966
Impairment Charge	—	(4,490)	(645)	(5,135)

Balances as of December 31, 2009	$7,831	$—	$—	$7,831

Impairment Charge	(7,831)	—	—	(7,831)

Balances as of December 31, 2010	$—	$—	$—	$—

The fair value of the Company’s MIS reporting unit was estimated using a discounted cash flow model. Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit. For the goodwill testing completed during the fourth quarter of 2010 and 2009 for its MIS reporting unit, the Company used a cost of capital of 25% for 2010 and 2009, and determined that the calculated fair value was below carrying value in 2010. Accordingly, an impairment charge of $7,831 was recorded for this reporting unit. The impairment charge is attributed to a decline in the market value of the respective businesses, caused by the unfavorable operating results and cash flows of the Company.
Goodwill impairment — AMP
During the third quarter of 2009, the Company performed an interim evaluation of the goodwill of its AMP reporting unit for impairment, due to a significant decline in revenue and operating results experienced by the reporting unit. As a result of the completion of this interim analysis and test for impairment of goodwill it was determined that goodwill related to the Company’s AMP reporting unit, a component of our Rail Services segment, was impaired. As a result, an estimated goodwill impairment charge of $2,500 was recorded in the Company’s Consolidated Statements of Operations for the quarter ended October 4, 2009. This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill within Loss from Discontinued Operations. The fair value of AMP at October 4, 2009 was estimated to be approximately equal to the expected selling price of AMP obtained from the completion and distribution of an offering memorandum for the sale of the Company’s rail division.
As a result of the completion of the fiscal 2009 annual analysis and test for impairment of goodwill during the fourth quarter of 2009, it was determined that goodwill related to AMP was further impaired. As a result, a goodwill impairment charge of $1,990 was recorded in the Company’s Consolidated Statement of Operations within Loss From Discontinued Operations for the quarter ended December 31, 2009. This

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill. The impairment charge is attributed to a decline in the estimated selling price of AMP due to the prior sale of the Company’s AMP Canada, subsidiary and the continuing operating difficulties experienced by AMP.
Goodwill impairment — Ideal
As a result of the completion of the fiscal 2009 annual analysis and test for impairment of goodwill during the fourth quarter of 2009, it was determined that goodwill related to Ideal, a component of our Construction and Engineering Services segment, was impaired. As a result, an additional goodwill impairment charge of $645 was recorded in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations for the year ended December 31, 2009. This represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill. The impairment charge is attributed to a decline in the market value of the CES business caused, in part, by the unfavorable operating results and cash flow of the Company.
Other intangible assets
Other intangible assets consist of patents and trademarks, a technical library, customer relationships and non-compete agreements, and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over their expected useful lives which range from 3 to 20 years. We do not believe there is any significant residual value associated with intangible assets. Other intangible assets consist of the following:

	Estimated	December 31, 2010			December 31, 2009
	Useful Lives	Gross Carrying	Accululated		Gross Carrying	Accululated
	(in Years)	Amount	Amortization	Net	Amount	Amortization	Impairment	Net
Patents and Trademarks	10	$4	$(4)	$—	$4	$(3)	$—	$1
Technical Library	20	700	(108)	592	700	(73)	—	627
Customer Relationships	15-20	7,722	(1,187)	6,537	9,592	(1,044)	(1,626)	6,922
Non-Compete Agreements	3	17	—	6	807	(518)	(274)	15

Total		$8,443	$(1,299)	$7,135	$11,103	$(1,638)	$(1,900)	$7,565

Amortization of intangible assets was $442 and $812 for the years ended December 31, 2010 and 2009, respectively.
The estimated future amortization expense related to intangible assets at December 31, 2010 is as follows:

Year Ended December 31 —
2011	$428
2012	421
2013	421
2014	421
2015	421
Thereafter	5,023

Total	$7,135

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
NOTE G — ASSET IMPAIRMENT
During the fourth quarter of 2009, the Company performed an evaluation of its long lived assets that had indications that the carrying amounts may not be recoverable. In performing its evaluation, the Company grouped assets classified as held and used with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities of the Company (“asset group”). For assets classified as held-for-sale, the Company grouped assets to be disposed of together as a group in a single transaction (“disposal group”). If the carrying amount of an asset group or disposal group exceeded its estimated fair value, an impairment loss was recognized.
The Company grouped the long lived assets of its AMP subsidiary as a disposal group (“AMP disposal group”) and determined that this disposal group had indications that the carrying amounts of its long lived assets may not be recoverable, and should be evaluated for impairment. The Company estimated the fair value of the AMP disposal group during the fourth quarter of 2009 based on the stock purchase agreement for AMP.
As a result of its evaluation, the Company determined that certain customer relationships, non-compete agreements and property and equipment within its AMP disposal group, a component of the Company’s Rail Services segment, were impaired. Accordingly, in the year ended December 31, 2009, the Company recorded $2,945, $1,626 and $274 of impairment charges to write the property and equipment, customer relationships and non-compete agreements, respectively, down to their estimated fair values at December 31, 2009. The impairment charge was recorded in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations. There was no impairment recorded for long lived assets for the year ended December 31, 2010.
The Company also evaluated the long lived assets, other than goodwill, of its CES disposal group and found that the assets were not impaired at December 31, 2009.
NOTE H — SENIOR CREDIT FACILITY
Senior credit facility with Wells Fargo
As of December 31, 2010, the Company had a $5,800 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at LIBOR plus 8.25% (effectively 8.55% at December 31, 2010), due June 30, 2011. At December 31, 2010 and 2009, approximately $3,263 and $3,207, respectively, was outstanding on the credit facility, net of discounts. The borrowings under the credit facility are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At December 31, 2010, approximately $1,789 of additional borrowings were available under the revolving credit agreement. The credit facility is secured by all assets of the Company.
The provisions of the revolving note include a lock-box agreement and also allow Wells Fargo, in its reasonable credit judgment, to assess additional reserves against, or reduce the advance rate against accounts receivable used in the borrowing base calculation. Based on further analysis of the terms of the revolving note, there are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Wells Fargo, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company’s business that alters the underlying value of the collateral. The reserve requirements may result in an over-advance borrowing position that could require an accelerated repayment of the over-advance portion. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Wells Fargo to the

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
borrowing base calculation. As a result, the Company classifies borrowings under the revolving note as a short-term obligation.
As part of the financing and the related amendments, the Company paid debt issue costs of $69 and is amortizing these costs to interest expense over the remaining term of the financing. Debt issue costs amortized to interest expense were $14 and $40 for the years ended December 31, 2010 and 2009, respectively. Debt issue costs amortization expense for the year ended December 31, 2009 includes an adjustment of $21 to write off a portion of the debt issue costs due to the reduction in the borrowing base as a result of the Second Fourth amendment and the Fifth amendment to the Credit Agreement. Net debt issue costs at December 31, 2010 and 2009 were $0 and $14, respectively. The Company also paid fees to Wells Fargo as part of the financing and the related amendments in the amount of $346. These fees were recorded as a debt discount. The Company is accreting this debt discount to interest expense over the term of the credit facility. Debt discount accreted to interest expense was $100 and $194 for the years ended December 31, 2010 and 2009, respectively. Debt discount accretion for the year ended December 31, 2009 includes an adjustment of $105 to write off a portion of the debt discount due to the reduction in the borrowing base as a result of the Second Fourth amendment and the Fifth amendment to the Credit Agreement. Net debt discount at December 31, 2010 and 2009 was $0 and $100.
Additionally, under a real estate loan with Wells Fargo, the Company has outstanding $322 at December 31, 2010 and $580 at December 31, 2009. Under the loan agreement, the Company is to make monthly installments of $21 per month plus interest. The Company paid interest expense of approximately $37 and $59 for the years ended December 31, 2010 and 2009, respectively.
Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $482 and $519 for the years ended December 31, 2010 and 2009, respectively.
Default and Waiver Agreements
     On January 14, 2010 the Company and Wells Fargo executed a Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement in the following respects:
•	Consented to the planned sale of the CES business;

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;

•	Required additional weekly principal payments of $10,000 on the real estate term note; and

•	Extended until January 27, 2010, and reduced to $1,000 the previously agreed upon requirement for the Company to raise $2,000 additional capital through subordinated debt, asset sales, or additional cash equity.
On February 14, 2010 we received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:
•	Revised the terms of Wells Fargo’s consent to the sale of our CES business; and

•	Extended until February 19, 2010 the requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.
On April 15, 2010 the Company and Wells Fargo executed a Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended the Credit Agreement in the following respects:
•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ended December 31, 2009;

•	Adjusted the minimum book net worth covenant to $21,500 as of December 31, 2009

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
•	Adjusted the allowable capital expenditures for the year ended December 31, 2010 to a maximum of $500;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.
In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75, $25 of which was payable on the date of the execution of the Seventh Amendment, with $25 due within 30 days and $25 due within 60 days.
On December 17, 2010, the Company and Wells Fargo entered into the Eighth Amendment to Credit and Security Agreement (“the Eight Amendment”). In the Eighth Amendment, Wells Fargo agreed to extend our senior credit facility through June 30, 2011, pursuant to the following revised terms:
•	amortization of the term loan remained at $21 per month through January 31, 2011, when it increased to $52 per month;

•	the term loan is to be paid in full upon the earlier of the sale of the Company’s HKEC business or upon maturity;

•	the real estate loan was to be paid in full by December 31, 2011, using revolver availability;

•	accounts receivable between 91 — 120 days cease to be eligible collateral on the earlier of a sale of the Company’s HKEC business or May 31, 2011, having been subjected to a cap gradually decreasing from $275 in monthly increments of $50 through May 31, 2011;

•	the “percentage of ineligibility” test for accounts owed by an account debtor was to reduce from 35% of the total due from an account debtor to 25%, no later than January 31, 2011;

•	a stop loss covenant of ($400) measured monthly on a year-to-date basis commenced January 1, 2011; and

•	Capital expenditures during 2011 are limited to $200.
Wells Fargo was paid a $25 accommodation fee in connection with the Eighth Amendment.
The current agreement with Wells Fargo expires on June 30, 2011. The Company is currently undergoing due diligence with another lender and anticipates having a new lender in place prior to June 30, 2011 to replace Wells Fargo (See additional discussion at Note U — Liquidity and Management Plans).
NOTE I — LONG-TERM DEBT
Long-term debt consists of the following:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
Note payable to Chairman, payable in monthly installments of $5 beginning April 1, 2010, with outstanding balance payable at maturity date of February 28, 2012, plus interest at the greater of 5% or the prime rate (3.25% at December 31, 2010 and December 31, 2009) plus 2%, secured by a subordinated interest in substantially all assets owned by the Company	$2,079	$—

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2011, plus interest at 12% at December 31, 2010 and prime rate (3.25% at December 31, 2009) secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2011, plus interest at 12% at December 31, 2010 and prime rate (3.25% at December 31, 2009) secured by a subordinated interest in machinery and equipment and inventory of 3-D Services, Ltd.	2,000	2,000

Note payable to bank in monthly installments of $21 through May 2012, plus interest currently at Daily Three Month LIBOR plus 5.25% beginning April 14, 2009, increased to Daily Three Month LIBOR (0.30% at December 31, 2010) plus 8.25% beginning June 1, 2009, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	322	580

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	123	147

Convertible note payable to officer , converted into the note payable to Chairman in accordance with CES sales agreement	—	3,000

Notes paid off in 2010	—	827

Notes payable in monthly installments of $1 through April 2014, without interest, secured by certain equipment.	—	136

Capital lease obligations	1,009	1,044

	7,533	9,734
Less: current portion	4,490	5,030

	$3,043	$4,704

At December 31, 2010 and 2009, debt totaling $122 and $283, respectively, was classified as held-for-sale, including $0 and $136, respectively, reported as Construction and Engineering Services and $122 and $147, respectively, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-sale Operations).

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
Capital lease obligations
The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of assets under capital leases:

	December 31,	December 31,
	2010	2009
Machinery and equipment	$746	$746
Vehicles and trailers	84	84
Computer equipment and software	240	240
Furniture and office equipment	91	91
Less accumulated depreciation	(397)	(249)

	$764	$912

Minimum future lease payments required under capital leases as of December 31, 2010 are:

Minimum future lease payments:
2011	$178
2012	178
2013	1,056

1,412
Less imputed interest	(403)

Present value of net minimum lease payments	$1,009

Maturities of long term debt
Aggregate maturities of long term debt subsequent to December 31, 2010 are as follows:

Years Ending December 31,	Amount
2011	$4,490
2012	2,072
2013	914
2014	57

$7,533

Following is a summary of interest expense for the years ended December 31, 2010 and 2009:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)

	Years ended December 31,
	2010	2009
Interest expense on principal	$772	$976

Amortization of debt issue costs	14	40

Amortization of debt discount - revolving notes payable	115	194

	$901	$1,210

Interest expense for the years ended December 31, 2010 and 2009 includes $10 and $192 allocated to discontinued operations and recorded on the Consolidated Statements of Operations within Loss From Discontinued Operations.
Warrants associated with debt
The Company has outstanding warrants to purchase common stock. These warrants were issued in connection with certain financing transactions initiated prior to 2006, are all currently exercisable and have standard anti-dilution features. A summary of the Company’s warranty activity in 2009 and 2010 follows:

	Number of	Weighted-Average
	Warrant Shares	Exercise Price
Outstanding at January 1, 2009	310,254	$8.23
Granted	—	—
Exercised	—	—
Forfieted	—	—

Outstanding at December 31, 2009	310,254	$8.23
Granted	—	—
Exercised	—	—
Forfieted	(2,057)	$0.01

Outstanding at December 31, 2010	308,197	$8.28

The following table summarizes information about the outstanding warrants as of December 31, 2010:

		Weighted-Average
	Number of Warrant	Remaining Contractual
Exercise Price	Shares	Life (Years)
0.25	8,079	2.42
8.50	300,118	1.65
NOTE J — STOCK BASED COMPENSATION
2005 Stock Option Plan
In August 2005, the board of directors adopted the 2005 Stock Option Plan (the “Plan”). The Plan provides for the grant of up to 80,000 shares of Incentive Stock Options (“ISO”), within the meaning of Section 422 of the Internal Revenue Code, or non-statutory stock options (“NQSO”) to the Company’s executive

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
employees who are materially responsible for the management and operation of its business, and to the Company’s directors. In February 2008, the board of directors adopted an amendment to the Plan to increase the number of shares available under the Plan to 200,000. These options, which expire in five years, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. The exercise price of the ISOs and NQSOs granted under the Plan must be at least equal to 100% of the fair market value of the common stock of the Company at the date of grant. Also, ISOs may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value of the common stock at the date of grant.
During 2009, options to acquire 8,000 shares of common stock were granted under the Plan. During 2010, options to acquire 66,000 shares of common stock were granted under the Plan. As of December 31, 2010, options to acquire a total of 189,000 options have been granted to participants, of which 116,800 have been forfeited or exercised, leaving 72,200 shares available for future option grants under the Plan.
The fair value of the options granted was estimated using the Black-Scholes valuation model. The Company has elected to use the simplified method of determining the expected term since it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The computation of expected volatility for stock-based awards is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. The risk-free interest rates for the periods within the expected life of the option are based on the U.S. Treasury yield in effect at the date of the option grant. No dividend yield is assumed as the Company does not expect to pay dividends. The Company recorded compensation cost based on the grant date fair value of each option award. The total cost of each grant is recognized on a straight line basis over the four year period during which the employees are required to provide services in exchange for the award — the requisite service period.
The following table summarizes the weighted-average assumptions that were used to value the Company’s option grants along with the weighted-average fair value of options awards for 2010 and 2009:

	2010	2009
Expected Volatility	47.94%	47.41%
Risk free interest rate	1.63%	1.55%
Expected term	3.75 years	3.75 years
Vesting period	4 years	4 years
Contractual term	5 years	5 years
Weighted average fair value	$0.14	$1.83
The Company recorded compensation expense related to stock options of $33 for each of the years ended December 31, 2010 and 2009.
The activity in the Company’s stock option plan for the years ended December 31, 2010 and 2009 is as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)

	2009
			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at beginning of year	76,600	$7.37

Granted	8,000	$3.30
Exercised	—	$—		$—
Forfeited	(46,600)	$6.62

Outstanding at December 31, 2009	38,000	$7.43	2.41	$—

Vested and Exercisable at December 31, 2009	20,100	$6.84	1.84	$—

	2010
			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at beginning of year	38,000	$7.43

Granted	66,000	$0.38
Exercised	—	$—		$—
Forfeited	(31,800)	$1.15

Outstanding at December 31, 2010	72,200	$2.19	3.42	$—

Vested and Exercisable at December 31, 2010	13,900	$6.34	0.58	$—
2005 Restricted Stock Purchase Plan
In August 2005, the board adopted the 2005 Restricted Stock Purchase Plan. The plan provides for the grant of offers to purchase 100,000 shares of restricted stock to the Company’s directors, officers and key employees. As of December 31, 2010, 88,000 shares remain available to be issued. A participant may not transfer shares acquired under the plan except in the event of the sale or liquidation of the Company. If within three years after shares are acquired under the plan, a participant terminates employment for any reason other than death, disability, retirement or good reason, the Company is required to purchase the participant’s shares for the same price the participant paid. If the participant terminates employment after three years or as a result of death, disability or retirement or for good reason, the Company is required to purchase the shares for a price equal to their fair market value.
Activity in the Company’s restricted stock plan for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Non-vested at Beginning of Year	9,000	$8.71	21,200	$8.45
Granted	10,000	0.35	1,500	3.30
Vested	—	—	(1,000)	6.23
Forfeited	(7,000)	8.98	(12,700)	7.88

Non-vested at End of Year	12,000	1.33	9,000	8.71

The total fair value of restricted stock that vested during 2010 and 2009 was $0 and $6, respectively.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
The issuance of restricted stock was intended to lock-up key employees for a three year period. As a result, restricted stock is valued based on the closing price of the Company’s common stock on the date of the grant, and is amortized on a straight line basis over the three year term of the restriction period. Compensation expense related to all restricted stock offers of $0 and $1 was recorded for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the total unrecognized restricted stock expense was $0.
Employee Stock Purchase Plan
In December 2006, the Corporation’s Board of Directors and stockholders approved the MISCOR Group, Ltd. Employee Stock Purchase Plan (the “ESPP”) under which eligible employees may purchase the Company’s common stock at a price per share equal to 90% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Each offering period of the ESPP lasts three months, with the first offering period commencing on April 1, 2007. Participation in the offering may range from 2% to 8% of an employee’s base salary (not to exceed $5 annually or amounts otherwise allowed under Section 423 of the Internal Revenue Code). Participation may be terminated at any time by the employee, and automatically ends on termination of employment with the Company. A total of 640,000 shares of common stock have been reserved for issuance under the ESPP. The common stock to satisfy the stock purchases under the ESPP will be newly issued shares of common stock. Purchases totaling 53,680 shares were made under the ESPP during the year ended December 31, 2009. As of December 31, 2009 there were 558,867 shares available for future offerings. The Company recorded compensation expense of $21 for the year ended December 31, 2009. On October 1, 2009, the Company indefinitely suspended its Employee Stock Purchase Plan.
We estimated the fair value of employee stock plan purchases using the Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of purchases could vary significantly from the results of the calculations. The following weighted-average assumptions were used to value employee stock plan purchases in 2010 and 2009:

2009
Expected volatility	47.55%
Risk-free interest rate	0.17%
Expected term	0.25 years
Dividend yield	0%
NOTE K — INCOME TAXES
Deferred income taxes result primarily from net operating loss carryforwards and temporary differences in the bases of certain assets and liabilities for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)

	December 31,
	2010	2009
Deferred Tax Assets:
Tax Credit Carryforwards	$14,629	$12,092
Accounts Receivable	104	413
Inventory	288	527
Warranty Reserve	87	165
Accrued Expenses and Other	2	21

Total Gross Deferred Tax Assets	15,110	13,218
Valuation Allowance	(13,563)	(12,576)

	1,547	642

Deferred Tax Liabilities:
Property, Equipment, and Intangibles	(1,547)	(642)

Net Deferred Tax Assets	$—	$—

The significant elements contributing to the differences between the United States federal statutory tax rate and the Company’s effect tax rate are as follows:

	December 31,
	2010	2009
Statuatory U.S. federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.6%	5.6%
Permanent differences	-0.4%	-0.8%
Valuation allowance	-39.2%	-38.8%

Effective tax rate	0.0%	0.0%

The valuation allowance has been established due to the uncertainty of realizing the benefits of the deferred tax assets. The allowance increased $987 and $4,866 during the years ended December 31, 2010 and 2009, respectively, due primarily to increases in the tax credit carryforwards for 2010 and 2009. At December 31, 2010, tax credit carryforwards of $22,576 were available to be applied against future taxable income that expire in various years from 2020 to 2030. A portion of the tax credit carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. In addition, at December 31, 2010 unused capital loss carryforwards of $5,599 were available to be applied against future capital gains that expire in 2015. In addition, at December 31, 2010 unused work opportunity tax credits of $124 were available to be applied against future income taxes that expire in future years from 2026 to 2029.
For the years ended December 31, 2010 and 2009, there was no current income tax expense.
The Company did not identify any uncertain tax positions taken or expected to be taken in a tax return which would require adjustment to the consolidated financial statements. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. Currently, no federal or state or local income tax returns are under examination. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.
NOTE L — LEASE COMMITMENTS
The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from companies controlled by its Chairman under agreements expiring between August 2011 and May 2012. Renewal options are available for each property. Prior to its divestiture, the Company leased its main Martell Electric facility from Martell Properties, LLC under an agreement expiring in December 2011. The facility is owned by the children of the Chairman. The Company leases

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
the Hagerstown, Maryland facility from a partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2011. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. The Company leases its Merrillville, Indiana, Huntington, West Virginia, and Visalia, California facilities from unrelated parties under agreements expiring before December 2014. Total rent expense for all facility leases was approximately $1,276 and $2,563 for the years ended December 31, 2010 and 2009, respectively.
The Company also leases other manufacturing and office equipment and vehicles under operating leases with varying terms expiring through April 2011. Total rent expense under these leases was approximately $464 and $1,316 for years ended December 31, 2010 and 2009, respectively.
Future minimum lease payments of continued operations required under the operating leases in effect as of December 31, 2010 are as follows, including $4,179 due to affiliates over the indicated years:

Years Ending December 31,
2011	$1,266
2012	663
2013	570
2014	544
2015	541
Thereafter	1,035

$4,619

NOTE M — RELATED PARTY TRANSACTIONS
Long term debt, officers
In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”), consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) subsidiaries, in order to raise operating capital and focus on its core industrial services operations. As a result, the Company has reported Martell Electric and Ideal as held-for-sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement. On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and CEO, John A. Martell, and his wife, Bonnie M. Martell, for $3,500, consisting of $750 in cash and a $2,750 reduction in the amounts owed under a previously issued $3,000 note, held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note. Interest expense on the note was $91 and $144 for the years ended December 31, 2010 and 2009.
The sale agreement set forth a target working capital range of $2,900-$3,200 at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1,226. During the first half of 2010, the Company recorded working capital adjustments of $(1,654), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric, with the final sale proceeds consisting of a cash payment of $750 and a net reduction of $1,096 in amounts owed under the Martell Note. During the year ended December 31, 2010, the Company recognized a pretax gain on sale of $136 from the sale of its CES business, which was included in the Company’s Consolidated Statements of Operations within Loss from Discontinued Operations.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
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
The Company is indebted to the former members of 3-D, Bernie DeWees, whom served as President of MIS through November 20, 2009, for two notes payable (“Seller Notes”) each with a balance of $2,000 at December 31, 2010 and 2009 (See Note H, Senior Credit Facility and Note I, Long Term Debt). These notes were renegotiated and their maturity dates were extended by one year, on November 30, 2010. Interest is payable monthly at 12%. The loans mature on November 30, 2011. Interest expense on these notes was $60 for the years ended December 31, 2010 and 2009, respectively.
Affiliated Leases
The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $285 for the year ended December 31, 2010 and $222 for the year ended December 31, 2009. The lease for the Hammond, Indiana facility expired on August 3, 2010. Currently, the Company is in negotiations to renew this lease. Until then the lease is month-to-month.
The Company leases a facility in South Bend for its corporate offices from its Chairman of the Board and stockholder. This lease is set to expire in May 2012. As a result of our closure and relocation of the corporate office to Massillon, we no longer use this office space. Accordingly, for the year ended December 31, 2010, a charge of $172 has been recorded to write-off these future lease commitments.
The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was approximately $540 for the year ended December 31, 2010 and December 31, 2009, respectively.
NOTE N — DERIVATIVE INSTRUMENTS
Effective January 1, 2009, the Company adopted new accounting guidance which clarified the determination of whether equity-linked instruments (or embedded features), such as the convertible securities and warrants to purchase common stock, are considered indexed to its own stock, which would require certain treatment under the guidance for accounting for derivative instruments. As a result of adopting the new guidance, a conversion option on a note payable to the Chairman and former Chief Executive Officer and President, John A. Martell, which was previously treated as equity, has been considered a derivative liability since the beginning of 2009 through its termination on February 3, 2010. The Company does not use derivative instruments for hedging of market risks or for trading or speculative purposes.
The estimated fair values of the derivative liabilities, based on the Black-Scholes option pricing model was recorded as Long-term debt, officers and affiliates on the Company’s Consolidated Balance Sheets. During 2009, the change in value of the conversion option from $638 at January 1, 2009 to $18 at December 31, 2009 resulted in income of $620 recorded as Other Income in the Statements of Operations. In February 2010, the note payable to the Company’s Chairman and former Chief Executive Officer and President, John A. Martell, underlying this derivative instrument was exchanged by Mr. Martell for a new note, and as a result, the conversion option expired. The expiration of the conversion option resulted in the Company recording a gain of $18 in the first quarter of 2010, which was equal to the estimated fair value of the conversion option on January 1, 2010.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
NOTE O — FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
Assets measured at fair value
The following table provides the fair value hierarchy for assets measured at fair value:

		Fair Value Measurements at December 31, 2010, using:
	Total Carrying		Significant	Significant
	Value at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Other Inputs	Other Inputs	Total Gains
	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
Goodwill (See Note F, Goodwill and Other Intangible Assets)	$—	—	—	$—	$(7,831)

Long lived assets held for sale (See Note C, Discontinued and Held-for-Sale Operations and Note F, Goodwill and Other Intangible Assets)	$1,254	$—	$—	$1,254	$—

		Fair Value Measurements at December 31, 2009, using:
	Total Carrying		Significant	Significant
	Value at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Other Inputs	Other Inputs	Total Gains
	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Note payable conversion option (See Note N)	$—	$—	$—	$18	620

Goodwill (See Note F, Goodwill and Other Intangible Assets)	$7,831	—	—	$7,831	$(5,135)

Long lived assets held for sale (See Note C, Discontinued and Held-for-Sale Operations and Note F, Goodwill and Other Intangible Assets)	$1,733	$—	$—	$1,733	$4,845
The following table represents the reconciliation of the beginning and ending balances of certain of the Company’s long-lived assets and note payable conversion option measured using significant unobservable inputs (Level 3) for 2010.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)

	Note Payable
	Conversion		Long lived assets
	Option	Goodwill	held-for-sale
Balance at December 31, 2009	$(18)	7,831	1,733
Net realized gain on the fair value of the conversion option included in earnings	18	—	—
Goodwill impairment included in earnings	—	(7,831)	—
Capital expenditures	—	—	21
CES assets disposed and included in gain calculation at Note C	—	—	(500)

Balance at December 31, 2010	$—	$—	$1,254

Cash, accounts receivable, accounts payable and accrued expenses
The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.
Debt
As of December 31, 2010 and 2009, rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of December 31, 2010, the fair value of debt differed from the carrying amount due to unfavorable interest terms on the Martell Note and the Seller Notes. At December 31, 2010 and 2009, the aggregate fair value of debt, with an aggregate carrying value of $9,786 and $11,879, respectively, is estimated at $9,884 and $12,597, respectively, based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.
NOTE P — RETIREMENT PLANS
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
The plans do not maintain information on net assets, and the actuarial present value of the accumulated share of the plan’s unfunded vested benefits allocable to the Company, and amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Total contributions to the plans were $0 and $1,296 for the years ended December 31, 2010 and 2009, respectively. As a result of our 2009 restructuring and divestitures, the Company did not participate in any multi-employer pension plans during 2010.
In 2002, the Company adopted two defined contribution profit-sharing plans covering substantially all of its full-time employees. The plans contain deferred-salary arrangements under Internal Revenue Code Section 401(k). One plan is for all employees not covered under collective bargaining agreements. Employer contributions may be made at the discretion of the board of directors. Under the second plan, which is for all employees covered by collective bargaining agreements, there is no provision for employer contributions. 3-D Services adopted a defined contribution profit-sharing plan covering substantially all of its full-time employees. The plan contains deferred-salary arrangements under Internal Revenue Code Section 401(k). Employer contributions may be made at the discretion of the board of directors. Employer contributions to the plans were $0 and $176 for the years ended December 31, 2010 and 2009, respectively.
NOTE Q — CONCENTRATIONS OF CREDIT RISK
The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap, and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At December 31, 2010

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
and 2009, approximately 25% and 12% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 14% and 19% of gross receivables were due from entities in the rail industry. At December 31, 2010, no customer accounted for more than 10% of gross accounts receivable. At December 31, 2009, one customer, of the Construction and Engineering Services segment, accounted for approximately 10% of gross accounts receivable. One customer accounted for more than 19% of sales for the year ended December 31, 2010 and no customers accounted for more than 10% of sales for the year ended December 31, 2009.
NOTE R — COMMITMENTS AND CONTINGENCIES
Collective bargaining agreements
At December 31, 2010 and 2009, approximately 11% and 34% of the Company’s employees were covered by multi-employer collective bargaining agreements. There are two of collective bargaining agreements, one which expired during June 2010 (and has not been renewed), with the other expiring in 2011.
Potential lawsuits
The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.
Employment agreements
On September 30, 2005, the Company entered into an employment agreement with its Chairman and, at that time, President and Chief Executive Officer, John A. Martell. The agreement was for an initial three-year term, subject to earlier termination as provided in the agreement. Effective January 1, 2010, the agreement automatically renewed for a one-year period. As of December 31, 2010, this agreement is no longer in place. The employment agreement provided for certain benefits to the executive if employment was terminated by the Company for cause, by the executive with good reason, or due to death or disability. The benefits include continuation of a multiple of the executive’s base salary for three years, any earned but unpaid profit-sharing or incentive bonus, and company-paid health insurance for one year. On February 3, 2010 this employment agreement was modified in relation to the sale of the Company’s CES business to remove non-compete and non-solicitation clauses from the agreement.
On June 18, 2010, the Company entered into an employment agreement with its newly appointed President and CEO, Michael P. Moore. The agreement was for an initial one-year term, subject to earlier termination as provided in the agreement. At each year-end, the agreement will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive with good reason, or due to death or disability. The benefits include continuation of the executive’s base salary for six months, any earned but unpaid profit-sharing or incentive bonus, stock option and company-paid health insurance for six months.
NOTE S — SEGMENT INFORMATION
In December 2009, the Company announced a restructuring plan to divest its subsidiaries in the Construction and Engineering Services and Rail Services segments in order to concentrate on its core competency of Industrial Services.
The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note B. The Company evaluates the performance of its reporting

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2010 and 2009 is shown in the following tables:

		Construction &				Discontinued/	December 31,
	Industrial	Engineering	Rail		Intersegment	Held -for-Sale	2010
2010	Services	Services	Services	Corporate	Eliminations	Operations	Consolidated
External revenue:
Product sales	$4,774	$—	$7,717	$—	$—	$(7,717)	$4,774
Service revenue	28,291	1,721	709	—	—	(2,430)	28,291
Intersegment revenue:
Product sales	—	—	—	—	—	—	—
Service revenue	3	—	—	—	(3)	—	—
Deprecation included in the cost of revenues	1,242	8	—	—	—	(8)	1,242
Gross profit	5,718	35	1,104	(8)	—	(1,139)	5,710
Other depreciation & amortization	483	2	11	—	—	(13)	483
Goodwill impairment charges	7,831	—	—	—	—	—	7,831
Interest expense	291	—	10	600	—	(10)	891
Net income (loss)	(9,574)	(1,209)	(395)	(711)	—	—	(11,889)
Total assets	22,654	—	3,493	1,028	—	—	27,175
Capital expenditures	176	—	—	—	—	—	176

		Construction &				Discontinued/	December 31,
	Industrial	Engineering	Rail		Intersegment	Held -for-Sale	2009
2009	Services	Services	Services	Corporate	Eliminations	Operations	Consolidated
External revenue:
Product sales	$3,972	$—	$8,505	$—	$—	$(8,505)	$3,972
Service revenue	27,418	32,831	8,278	—	—	(41,109)	27,418
Intersegment revenue:
Product sales	—	—	—	—	—	—	—
Service revenue	164	100	2	—	(266)	—	—
Deprecation included in the cost of revenues	1,246	101	564	—	—	(665)	1,246
Gross profit	2,689	3,223	717	—	—	(3,940)	2,689
Other depreciation & amortization	445	28	2,443	150	—	(2,471)	595
Asset impairment charges	—	—	4,845	—	—	(4,845)	—
Goodwill impairment charges	—	645	4,490	—	—	(5,135)	—
Interest expense	287	1	24	898	—	(192)	1,018
Net income (loss)	(5,331)	(316)	(12,748)	(2,073)	—	—	(20,468)
Total assets	31,723	9,314	6,600	533	—	—	48,170
Capital expenditures	288	288	476	15	—	(764)	303
NOTE T — SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Year Ended December 31,
	2010	2009
Issuance of restricted stock	$—	$5

Reduction of note payable in conjunction with sale of CES business	$1,096	$—

Expiration of conversion option	$18	$620

Equipment acquired through capital lease obligation	$—	$79

NOTE U — LIQUIDITY AND MANAGEMENT PLANS
During 2009, the Company incurred a net operating loss. In addition, during 2009, the Company was periodically not in compliance with financial and other covenants required under its existing senior debt agreement. Due to these factors, the Company’s Board of Directors approved a restructuring plan, which

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
led to the public announcement on December 23, 2009, of the Company’s sale of its Montreal-based rail subsidiary and its intent to divest its remaining subsidiaries in the Rail Services and Construction and Engineering Services subsidiaries, to allow MISCOR to concentrate on industrial and utility services as the refocused vision for the Company. In February 2010, the Company announced the completion of the Construction Services divestiture and a plan to re-locate its corporate headquarters to Massillon, Ohio. The restructuring plan also included reductions in operating expenses through workforce downsizing and furloughs, short term idling of excess production capacity, suspension of pay increases and bonuses, and consolidations of certain operational and administrative functions, which have resulted in a significant reduction of the Company’s ongoing operating expenses. In addition, the Company’s backlog within its Industrial Services operations has increased by approximately 70% (unaudited) over the past year. Through December 31, 2010, the Company has completed the divestiture of its CES businesses and two of the three operating units of its Rail Services business. These divestitures have resulted in a reduction of the Company’s working capital requirements, and allow management to focus on and devote appropriate resources to its Industrial Services businesses. Although the Company has been in violation of its bank covenants in the past, management was successful in negotiating waivers and amendments to its credit facilities. The Company was able to meet the financial covenants required by the senior debt agreement for fiscal 2010. In December 2010, the Company negotiated the eighth amendment to its credit facility. As part of this agreement, certain bank covenants have been put into effect. In the event the Company were unable to attain the results expected based on the budget, the Company may have future debt covenant violations and the lender could claim a default and demand repayment. If the lender demands immediate repayment of the outstanding borrowings under the bank credit facilities, the Company does not currently have means to repay or refinance the amounts that would be due. If demanded, and if the Company were unable to repay or refinance the amounts due under the bank credit facilities, the lender could exercise its remedies under the bank credit facilities, including foreclosing on substantially all of the Company’s assets, which we pledged as collateral to secure obligations under the bank credit facilities.
In 2011, the Company’s management plan is to continue cost cutting efforts, by improving gross margins via strategic sourcing and improved efficiencies. Additionally, during the last part of 2010, the Company added salesmen in key strategic areas, in order to grow revenues. The Company anticipates benefiting from these additions and will consider adding additional salesmen if warranted. The Company will continue pursuing the divestiture of HKEC, as this business does not fit with the Company’s core business competencies. Lastly, the Company will pursue alternative lending sources for the credit facility. By doing such, management believes the Company can significantly reduce its interest expense, increase its base borrowing and eliminate lending restrictions currently in place.
Pursuant to a non-binding credit proposal accepted by the Company on March 10, 2011, Crestmark Commercial Capital Lending LLC (“Crestmark”) proposed an accounts receivable financing using a $5 million revolving credit facility. The facility, which remains subject to loan subordination with our subordinated debt holders, final underwriting review and documentation, would be used to pay off Wells Fargo’s line of credit with an outstanding balance of $3,013 as of March 31, 2011, and for working capital. Variable interest would be payable monthly at prime plus 1.35%, subject to a floor of 4.6%, and the Company would also pay a monthly maintenance fee of 0.45% of the average daily outstanding loan balance from the prior month. Crestmark requires a senior security interest in accounts receivable and inventory, and a subordinated interest in substantially all of the Company’s other assets.
The Company has not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by its June 30, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. As the Company expects to finalize a refinancing of the Wells Fargo credit facility by June 30, 2011 and to repay or extend its other debt obligations by their currently scheduled maturity dates, no adjustments to the reported financial statement have been made that might result from this uncertainty.

MISCOR GROUP, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(Amounts in thousands, except share and per share data)
NOTE V — SUBSEQUENT EVENTS
Officer Resignations
On January 4, 2011, the Board of Directors of MISCOR accepted the resignation of Michael Topa as Interim Chief Financial Officer, effective December 31, 2010. Mr. Topa remains a director.
Officer Appointments
On January 4, 2011, the Board of Directors designated a new officer position, the Chief Accounting Officer, and promoted Marc Valentin from Corporate Controller to Chief Accounting Officer. Mr. Valentin, joined the Company in October 2010 as MISCOR’s Corporate Controller and was appointed MISCOR’s Chief Accounting Officer on January 4, 2011, effective as of January 1, 2011.
Financing Efforts
See Note U — Liquidity and Management Plans for further description.
NOTE W — SUMMARIZED QUARTERLY DATA (UNAUDITED)
The following is a summary of the unaudited results of operations for each quarter in 2010 and 2009:

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2010
Sales	$8,031	$9,105	$7,963	$7,966
Gross profit	1,205	1,696	1,253	1,556
Cost and expenses	2,139	2,334	2,289	10,736
Loss from continuing opperations	(934)	(638)	(1,036)	(9,180)
Loss from discontinued operations	(111)	(143)	34	119

Net loss	$(1,045)	$(781)	$(1,002)	$(9,061)

Basic and diluted loss per common share
From continuing operations	$(0.08)	$(0.07)	$(0.08)	$(0.77)
From discontinued operations	(0.01)	(0.00)	0.00	0.00

Basic and diluted loss per common share	$(0.09)	$(0.07)	$(0.08)	$(0.77)

Year Ended December 31, 2009
Sales	$10,259	$6,951	$7,552	$6,628
Gross profit	677	665	631	716
Cost and expenses	3,465	2,681	2,684	2,569
Loss from continuing opperations	(2,788)	(2,016)	(2,053)	(1,853)
Loss from discontinued operations	(542)	(620)	(2,424)	(8,172)

Net loss	$(3,330)	$(2,636)	$(4,477)	$(10,025)

Basic and diluted loss per common share
From continuing operations	$(0.24)	$(0.17)	$(0.18)	$(0.15)
From discontinued operations	(0.04)	(0.05)	(0.20)	(0.71)

Basic and diluted loss per common share	$(0.28)	$(0.22)	$(0.38)	$(0.86)

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
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.
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
     With the participation of the Chief Executive Officer and Chief Accounting Officer, our management evaluated the effectiveness of MISCOR’s internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2010, MISCOR’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of MISCOR’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by MISCOR’s registered public accounting firm.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     Information contained under the captions “Proposal 1: Election of Director,” “Executive Officers,” “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Other Business — Director Nominations by Shareholders” in our proxy statement for the 2011 annual meeting of shareholders (the “Proxy Statement”) is incorporated by reference in this Item 10.
Code of Ethics
     We have adopted the MISCOR Group, Ltd. Code of Business Conduct and Ethics, a code of ethics that applies to the President and Chief Executive Officer and the Chief Accounting Officer. The code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.
Audit Committee Information
     The information contained under the caption “Corporate Governance — Committees of the Board of Directors” in the Proxy Statement is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION
     Information contained under the captions “Executive Compensation” and “Compensation of Directors” in the Proxy Statement is incorporated by reference in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information contained under the captions “Security Ownership of Principal Holders and Management,” “Equity Compensation Plan Information,” and “Executive Compensation — Restricted Stock Purchase Plan” in the Proxy Statement is incorporated by reference in this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information contained under the captions “Transactions with Certain Related Persons” and “Corporate Governance — Director Independence” in the Proxy Statement is incorporated by reference in this Item 13.
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

3.3
Amended and Restated Code of By-laws of MISCOR Group, Ltd. (amended as of July 22, 2009) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2009)

4.1	Specimen certificate of common stock 2004 (incorporated by reference to Exhibit 4.2.1 to the registrant’s Form 10-K filed March 31, 2004)

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

4.7a	Form of subordinated convertible debenture issued to purchasers pursuant to Convertible

Exhibit Number	Description
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

4.21*	Securities Purchase Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd.,

Exhibit Number	Description

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

Exhibit Number	Description
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

10.52	Guaranty of Thomas J. Embrescia dated November 30, 2007 (incorporated by reference

Exhibit Number	Description
to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.53	Guaranty of Bernard L. DeWees dated November 30, 2007 (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

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
Fifth Amendment to Credit and Security Agreement dated September 16, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2009)

10.56e
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

10.74	Prior Contract Termination Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh, LMC

Exhibit Number	Description

Industrial Contractors, Inc., LMC Power Systems, Inc., Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.76
Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.77
Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.78
Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.79
Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.80
Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.81
AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.82
Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.83
Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.84
Lease Agreement dated January 16, 2008, between Dansville Properties, LLC, and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.85
Mutual Release of January 2008 Obligations among the registrant, American Motive Power, Inc., and certain affiliates of LMC Transport, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.86
AMP Stock Purchase Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354)).

Exhibit Number	Description
21.1	Subsidiaries of the registrant

23.1	Consent of BDO USA LLP

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32.1	Section 1350 Certifications

*	MISCOR has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. MISCOR will furnish a copy of any omitted schedule or similar attachment to the Commission upon request.

@	Denotes a management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISCOR GROUP, LTD.
April 14, 2011	By:	/s/ Michael P. Moore
Michael P. Moore, President and
Chief Executive Officer

April 14, 2011	By:	/s/ Marc Valentin
Marc Valentin, CPA, Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MARTELL	Chairman of the Board	April 14, 2011
John A. Martell

/s/ MICHAEL D. TOPA	Director	April 14, 2011
Michael D. Topa

/s/ WILLIAM J. SCHMUHL, JR.	Director	April 14, 2011
William J. Schmuhl, Jr.