Form 10-Q
period 2011-04-03
MISCOR GROUP, LTD.
filed 2011-05-13
CIK 1295503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2011, there were 11,785,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.
INDEX TO FORM 10-Q

Item	Page
Number	Number
PART I — FINANCIAL INFORMATION

1. Financial Statements:

Unaudited Condensed Consolidated Balance Sheets as of April 3, 2011 (Unaudited) and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the Three Months ended April 3, 2011 and April 4, 2010	2

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended April 3, 2011 and April 4, 2010	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3. Quantitative and Qualitative Disclosures about Market Risk	21

4. Controls and Procedures	22

PART II — OTHER INFORMATION

6. Exhibits	20

Signatures	22
EX-31.1
EX-31.2
EX-32

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	April 3,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $176 and $226, respectively	$4,803	$6,006
Inventories	4,490	4,359
Assets held-for-sale	4,363	3,493
Other current assets	660	603

Total current assets	14,316	14,461

PROPERTY AND EQUIPMENT, net	5,251	5,521

OTHER ASSETS
Goodwill	—	—
Customer relationships, net	6,440	6,537
Other intangible assets, net	588	598
Deposits and other assets	59	59

Total other assets	7,087	7,194

Total assets	$26,654	$27,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$3,689	$3,263
Current portion of long-term debt	208	385
Current portion of long-term debt, officers and affiliates	4,120	4,105
Accounts payable	2,693	3,742
Liabilities of held-for-sale operations	1,347	1,076
Accrued expenses and other current liabilities	1,651	1,855

Total current liabilities	13,708	14,426

LONG-TERM LIABILITIES
Long-term debt	938	947
Long-term debt, officers and affiliates	1,959	1,974

Total long-term liabilities	2,897	2,921

Total liabilities	16,605	17,347

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 shares issued and outstanding	59,344	59,344
Additional paid in capital
Accumulated deficit	(49,295)	(49,515)

Total stockholders’ equity	10,049	9,829

Total liabilities and stockholders’ equity	$26,654	$27,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Three months ended
	April 3, 2011	April 4, 2010
	(Unaudited)	(Unaudited)
REVENUES
Product sales	$1,028	$1,301
Service revenue	7,228	6,730

Total Revenues	8,256	8,031

COST OF REVENUES
Cost of product sales	705	1,002
Cost of service revenue	5,859	5,824

Total Cost of Revenues	6,564	6,826

GROSS PROFIT	1,692	1,205

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,600	2,351

INCOME (LOSS) FROM OPERATIONS	92	(1,146)

OTHER (INCOME) EXPENSE
Interest expense	252	205
Other (income) expense	—	(23)

	252	182

LOSS FROM CONTINUING OPERATIONS	(160)	(1,328)

Income Tax Expense	—	—

LOSS FROM CONTINUING OPERATIONS	(160)	(1,328)

INCOME FROM DISCONTINUED OPERATIONS	380	283

(See Note C, Discontinued and Held-for-Sale Operations)

NET INCOME (LOSS)	$220	$(1,045)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
From Continuing Operations	$(0.01)	$(0.11)
From Discontinued Operations	0.03	0.02

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,794,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except share and per share data)

	For Three Months Ended
	April 3, 2011	April 4, 2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$220	$(1,045)
Adjustments to reconcile net income (loss) to net cash utilized by operating activities:
Depreciation and amortization	409	523
Goodwill impairment	—	—
Long lived assets impairment	—	—
Write off of note related to sale of business	—	—
Bad debt provision	(27)	—
Inventory cost adjustments	(91)	33
Loss on sale of equipment	—	—
Loss on disposal of discontinued operations	—	(394)
Stock-based compensation, net of forfietures	—	(32)
Amortization of debt issuance costs and debt discount	—	26
Unrealized gain on conversion option	—	(18)
Changes in:
Accounts receivable	495	(306)
Inventories	(141)	(413)
Other current assets	(88)	(110)
Deposits and other non-current assets	—	(25)
Accounts payable	(794)	1,498
Accrued expenses and other current liabilities	(179)	(456)

Net cash utilized by operating activities	(196)	(719)

INVESTING ACTIVITIES
Acquisition of business assets	—	—
Proceeds from disposal of discontinued operations	—	746
Acquisition of property and equipment	(37)	—
Proceeds from disposal of property and equipment	—	7

Net cash provided (utilized) by investing activities	(37)	753

FINANCING ACTIVITIES
Payments on capital lease obligations	—	(14)
Short-term debt borrowings, net	425	213
Borrowings of long-term debt	10	6
Repayments of long-term debt	(202)	(237)
Proceeds from the issuance of shares	—	—
Cash repurchase of restricted stock	—	(2)
Debt issuance costs paid	—	—

Net cash provided (utilized) by financing activities	233	(34)

DECREASE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$254	$165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
NOTE A — BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three months ended April 3, 2011 and April 4, 2010, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three months ended April 3, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the most recent disclosure of the Company’s accounting policies.
As a result of the sale of the Company’s Construction and Engineering Services operations and the sale and planned sale of the Company’s Rail Services operations, the financial results associated with these operations were classified as discontinued operations on the Company’s Condensed Consolidated Statement of Operations and held-for-sale on the Condensed Consolidated Balance Sheets (See Note C, Discontinued and Held-for-sale Operations).
The Company has not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by its June 30, 2011termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. As the Company expects to finalize a refinancing of the Wells Fargo credit facility by June 30, 2011 and to repay or extend its other debt obligations by their currently scheduled maturity dates, no adjustments to the reported financial statements have been made that may result from this uncertainty.
NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.
NOTE C — DISCONTINUED AND HELD-FOR-SALE OPERATIONS
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
The sale agreement set forth a target working capital range of $2,900-$3,200 at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1,226. During the first half of 2010, the Company recorded working capital adjustments of $(1,654), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric, with the final sale proceeds consisting of a cash payment of $750 and a net reduction of $1,096 in amounts owed under the Martell Note. During the three months ended April 4, 2010, the Company recognized a pretax gain on sale of $136 from the sale of its CES business, which was included in the Company’s Condensed Consolidated Statement of Operations within Income from Discontinued Operations.
Mr. Martell disputes the settlement of the working capital adjustment and has requested that the disinterested directors of the Company negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained. (See Note H, Related Party Transactions and Note K, Commitments and Contingencies).
The following table provides revenue and pretax income (loss) from the CES disposal group discontinued operations:

Three Months Ended
April 4, 2010
Revenue from discontinued operations	$1,721
Pretax loss from discontinued operations	(141)
Pretax gain on disposal of discontinued operations	136
The assets and liabilities of the CES disposal group classified as held-for-sale operations at February 3, 2010 (date of sale) are summarized as follows:

February 3, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $210 and $209, respectively	$5,116
Inventories	171
Other current assets	2,208

Total current assets	7,495

PROPERTY AND EQUIPMENT, net	500

Total assets	$7,995

LIABLITIES
Accounts payable	$5,252
Accrued expense and other liabilities	1,033

Total liabilities	6,285

Net assets	$1,710

American Motive Power
In December 2009, the Company announced its plan to sell its domestic AMP subsidiary in order to focus on its core industrial services operations. On March 8, 2010, the Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC, an unrelated party, in exchange for the assumption of AMP liabilities.
The following table provides revenue and pretax loss from the AMP discontinued operations:

Three Months Ended
April 4, 2010
Revenue from discontinued operations	$709
Pretax loss from discontinued operations	(241)
Pretax gain on disposal of discontinued operations	178
The assets and liabilities of AMP classified as held-for-sale operations at March 8, 2010 (date of sale) are summarized as follows:

March 8, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $56 and $55, respectively	$564
Inventories	1,153
Other current assets	479

Total current assets	2,196

Other assets	—

Total assets	$2,196

LIABLITIES
Accounts payable	$683
Accrued expense and other liabilities	1,691

Total liabilities	2,374

Net assets	$(178)

HK Engine Components
In December 2009, the Company announced its plan to sell its HKEC subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported HKEC as held-for-sale as of April 3, 2011 and December 31, 2010. The carrying value of the long-lived assets of HKEC was adjusted to their fair market values at December 31, 2009 based on the expected selling price of HKEC. The Company re-evaluated the value of these long-lived assets as of December 31, 2010 and deemed no adjustment to these values was necessary. The Company continues to try to sell HKEC and expects the sale of HKEC to be completed during 2011.
The following table provides revenue and pretax income from the HKEC discontinued operations:

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue from discontinued operations	$2,781	$2,195
Pretax income from discontinued operations	501	271
The assets and liabilities of HKEC classified as held-for-sale operations at April 3, 2011 and December 31, 2010 are summarized as follows:

	April 4, 2011	December 31, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $39 and $81, respectively	$1,337	$602
Inventories	1,672	1,571
Other current assets	94	66

Total current assets	3,103	2,239

PROPERTY AND EQUIPMENT, net	1,260	1,254

Total assets	$4,363	$3,493

LIABLITIES
Accounts payable	$1,073	$819
Accrued expense and other liabilities	274	257

Total liabilities	1,347	1,076

Net assets	$3,016	$2,417

NOTE D — INVENTORY
Inventory consists of the following:

	April 3, 2011	December 31, 2010
Raw materials	$2,215	$2,196
Work-in-progress	1,746	1,633
Finished goods	529	530

	$4,490	$4,359

At April 3, 2011 and December 31, 2010, inventory, net of allowance for slow moving, totaling $1,672 and $1,571 respectively, was classified as held-for-sale (See Note C, Discontinued and Held-for-Sale Operations).
NOTE E —OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

		April 3, 2011			December 31, 2010
	Estimated Useful	Gross Carrying	Accululated		Gross Carrying	Accululated
	Lives (in Years)	Amount	Amortization	Net	Amount	Amortization	Net
Patents and Trademarks	10	$—	$—	$—	$—	$—	$—
Technical Library	20	700	(116)	584	700	(108)	592
Customer Relationships	15-20	7,722	(1,282)	6,440	7,722	(1,185)	6,537
Non-Compete Agreements	3	17	(13)	4	17	(11)	6

Total		$8,439	$(1,411)	$7,028	$8,439	$(1,304)	$7,135

The estimated future amortization expense related to intangible assets for the periods subsequent to April 3, 2011 on a calendar year basis is as follows:

Year Ending December 31 —
2011	$321
2012	421
2013	421
2014	421
2015	421
Thereafter	5,023

Total	$7,028

NOTE F — SENIOR CREDIT FACILITY
As of April 3, 2011, the Company had a $5,800 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at LIBOR plus 8.25% (effectively 8.55% at April 3, 2011), due June 30, 2011. At April 3, 2011 and December 31, 2010, approximately $3,689 and $3,263, respectively, was outstanding on the credit facility. The borrowings under the credit facility are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At April 3, 2011, approximately $173 of additional borrowings were available under the revolving credit agreement. The credit facility is secured by all assets of the Company.
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
Additionally, under a real estate loan with Wells Fargo, the Company has outstanding $145 at April 3, 2011 and $322 at December 31, 2010. Under the loan agreement, the Company is to make monthly installments of $52 per month plus interest. The Company paid interest expense of approximately $4 and $9 for the three months ended April 3, 2011 and April 4, 2010, respectively.
Interest expense under the Wells Fargo Credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $73 and $89 for the three months ended April 3, 2011 and April 4, 2010, respectively.
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
The current agreement with Wells Fargo expires on June 30, 2011. The Company is currently undergoing due diligence with another lender and anticipates having a new lender in place prior to June 30, 2011 to replace Wells Fargo (See additional discussion at Note N — Management Plans).
The Company has promissory notes outstanding to BDeWees, Inc. XGenIII, Ltd., and John A. Martell, in the principal amounts of $2,000, $2,000 and $2,079, respectively (together the “Subordinated Indebtedness”) (See Note I, Related Party Transactions). Subordination agreements have been executed which subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.
NOTE G — DEBT
Long-term debt
Long-term debt consists of the following:

	April 3,	December 31,
	2011	2010
Note payable to Chairman, payable in monthly installments of $5 beginning April 1, 2010, with outstanding balance payable at maturity date of February 28, 2012, plus interest at the greater of 5% or the prime rate (3.25% at April 3, 2011 and December 31, 2010) plus 2%, secured by a subordinated interest in substantially all assets owned by the Company	$2,079	$2 ,079

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2011, plus interest at 12% at April 3, 2011 and at December 31, 2010, secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2011, plus interest at 12% at April 3, 2011 and at December 31, 2010, secured by a subordinated interest in machinery and equipment and inventory of 3-D Services, Ltd.	2,000	2,000

Note payable to bank in monthly installments of $52 through June 30, 2011 beginning February 1, 2011, plus interest currently at Daily Three Month LIBOR (0.30% and 0.31% at April 3, 2011 and December 31, 2010, respectively) plus 8.25%, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	145	322

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	116	123

Capital lease obligations	1,003	1,009

	7,343	7,533

Less: current portion	4,328	4,490

	$3,015	$3,043

At April 3, 2011 and December 31, 2010, debt totaling $118 and $122 was classified as held-for-sale, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-Sale Operations).
Aggregate maturities of long-term debt for the periods subsequent to April 3, 2011 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2011	$4,328
2012	2,074
2013	914
2014	27

$7,343

Following is a summary of interest expense for the three months ended April 3, 2011 and April 4, 2010:

	Three Months Ended
	April 3, 2011	April 4, 2010
Interest expense on principal	$254	$182

Amortization of debt issue costs	—	3

Amortization of debt discount — revolving notes payable	—	23

	$254	$208

For the three months ended April 3, 2011 and April 4, 2010, interest expense of $2 and $3, respectively, was attributable to the Company’s discontinued operations and recorded within Income from Discontinued Operations on the Condensed Consolidated Income Statements.
NOTE H — RELATED PARTY TRANSACTIONS
Trade accounts receivable and accounts payable
As of April 3, 2011, the Company has trade accounts receivable of $323 and $56 due from Martell Electric, LLC and Ideal Consolidated, Inc., respectively.
As of April 3, 2011, the Company has trade accounts payable of $73 due to Martell Electric, LLC.
Long-term debt, officers
In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”), consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) subsidiaries, in order to raise operating capital and focus on its core industrial services operations. As a result, the Company has reported Martell Electric and Ideal as held-for-sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement. On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and CEO, John A. Martell, and his wife, Bonnie M. Martell, for $3,500, consisting of $750 in cash and a $2,750 reduction in the amounts owed under a previously issued $3,000 note, held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note. Interest expense on the note was $27 and $17 for the three months ended April 3, 2011 and April 4, 2010, respectively.
The sale agreement set forth a target working capital range of $2,900-$3,200 at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1,226. During the first half of 2010, the Company recorded working capital adjustments of $(1,654), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric, with the final sale proceeds consisting of a cash payment of $750 and a net reduction of $1,096 in amounts owed under the Martell Note. During the three months ended April 4, 2010, the Company recognized a pretax gain on sale of $136 from the sale of its CES business, which was included in the Company’s Condensed Consolidated Statements of Operations within Income from Discontinued Operations.
Mr. Martell disputes the settlement of the working capital adjustment, and has requested that the disinterested directors of the Company negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained.
The Company is indebted to the former members of 3-D, Bernie DeWees, whom served as President of MIS through November 20, 2009, for two notes payable (“Seller Notes”) each with a balance of $2,000 at April 3, 2011 and December 31, 2010 (See Note H, Senior Credit Facility and Note I, Long Term Debt). These notes were renegotiated and their maturity dates were extended by one year, on November 30, 2010. Interest is payable monthly at 12%. The loans mature on November 30, 2011. Interest expense on these notes was $120 for the three months ended April 3, 2011 and $60 for the three months ended April 4, 2010.
Leases
The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $73 for the three month periods ended April 3, 2011 and April 4, 2010, respectively. The lease for the Hammond, Indiana facility will expire on August 3, 2011. The Company leases a facility in South Bend for its former corporate offices from its Chairman of the Board and stockholder. This lease is set to expire in May 2012. As a result of closure and relocation of the corporate office to Massillon in June 2010, the Company no longer uses this office space. The Company is still obligated to pay rent on the South Bend facility. As of April 3, 2011 and December 31, 2010, approximately $138 and $172, respectively, was included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets for the abandoned lease.
The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $39 for the three months ended April 3, 2011 and $40 for the three months ended April 4, 2010.
The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was approximately $135 for the three months ended April 3, 2011 and April 4, 2010.
NOTE I — INCOME (LOSS) PER SHARE
The Company accounts for income (loss) per common share under the provisions of ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted income (loss) per common share. Basic income (loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted income (loss) per common share is computed assuming the conversion of common stock equivalents, when dilutive.
For the three months ended April 3, 2011, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase 72,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.
For the three months ended April 4, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 308,526 shares of common stock and options to purchase 23,600 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.
NOTE J — CONCENTRATIONS OF CREDIT RISK
The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At April 3, 2011 and December 31, 2010, approximately 24% and 25%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and approximately 30% and 14%, respectively, of gross receivables were due from entities in the rail industry. One customer of the Industrial Services segment accounted for approximately 16% of gross accounts receivable at April 3, 2011. One customer, doing business with the Company’s Industrial Services and Rail Services segments, accounted for approximately 24% and 14% of total consolidated revenue for the three months ended April 3, 2011 and April 4, 2010, respectively. For the three months end April 4, 2010, one other customer, of the Industrial Services segment, accounted for approximately 13% of revenue from continuing operations. The loss of any of these customers would have a material adverse effect on the Company.
NOTE K — COMMITMENTS AND CONTINGENCIES
Collective bargaining agreements
At April 3, 2011 and December 31, 2010, approximately 11% of the Company’s employees were covered by collective bargaining agreements.
Warranty reserves
The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three months ended April 3, 2011 and April 4, 2010 is as follows:

	Three Months Ended	Three Months Ended
	April 3, 2011	April 4, 2010
Balance at beginning of period	$(217)	$(244)
Warranty claims paid	—	9
Warranty expense	40	(19)

Balance at end of period	$(177)	$(254)

Employment Agreement
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
Construction and Engineering Services Working Capital Adjustment
Subsequent to agreement of the working capital adjustment related to the sale of our Construction and Engineering Services businesses, the purchasers initiated discussions with the Company’s disinterested director about restructuring payment of the working capital adjustment. Specifically, the purchasers are requesting that all or part of the working capital adjustment be paid in cash, which would require the consent of the Company’s senior lender, Wells Fargo Bank. MISCOR had elected, as provided for under the purchase agreement, to apply the full amount of the working capital adjustment to the note. The purchaser Wells Fargo and the Company’s disinterested directors have not yet reached an agreement on restructuring payment of the working capital adjustment.
NOTE L — FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses
The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.
Debt
As of April 3, 2011 and December 31, 2010, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of April 3, 2011 and December 31, 2010, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the Company’s CEO and former members of 3-D. At April 3, 2011 and December 31, 2010 the aggregate fair value of debt, with an aggregate carrying value of $10,029 and $9,786, respectively, is estimated at $10,356 and $9,884, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.
NOTE M — SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Three Months Ended
	April 3, 2011	April 4, 2010
Reduction of note payable in conjunction with sale of CES business	$—	$1,176

NOTE N — MANAGEMENT PLAN
In 2011, the Company’s management plan is to continue cost cutting efforts, by improving gross margins via strategic sourcing and improved efficiencies. Additionally, during the last part of 2010, the Company added salesmen in key strategic areas, in order to grow core revenues and will consider adding additional salesmen if warranted. The Company continues pursuing the divestiture of HKEC, as this business does not fit with the Company’s core business competencies. The Company will also consider strategic alternatives, include but not limited to, obtaining an equity infusion, being acquired and/or going private. Lastly, the Company will pursue alternative lending sources for the credit facility. By doing such, management believes the Company can significantly reduce its interest expense, increase its base borrowing and eliminate lending restrictions currently in place.
Pursuant to a non-binding credit proposal accepted by the Company on March 10, 2011, Crestmark Commercial Capital Lending LLC (“Crestmark”) proposed an accounts receivable financing using a $5 million revolving credit facility. The facility, which has been approved by Crestmark, would be used to pay off Wells Fargo’s line of credit with an outstanding balance of $3,689 as of April 3, 2011, and for working capital. This facility is contingent upon obtaining subordination agreements. Crestmark requires a senior security interest in accounts receivable and inventory, and a subordinated interest in substantially all of the Company’s other assets.
NOTE O — SUBSEQUENT EVENTS
None
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
The severity and extended nature of the recent economic decline resulted in a steep decline in demand for products and services in the industries that we support. In 2009 and throughout 2010, we undertook a number of actions to reduce our fixed costs, improve operational efficiencies and increase operating margins. The Company suspended non-essential cash expenditures and severely reduced capital expenditures. These were efforts to align our operating costs with the decline in sales and respond to debt service and supplier demands. By the end of 2010, the Company had achieved substantially all components of the Plan.
In December 2009, we announced a restructuring plan in response to the economic issues and banking environment. This plan established a focus on our industrial services businesses providing repair and maintenance services for electric motors and electric magnets, with the intent to divest our other operations, including our operations that specialize in the manufacturing and remanufacturing of diesel engine components, our operations specializing in the repair and remanufacture of locomotives, and our construction and engineering services businesses.
In 2010, part of the Company’s restructuring plan also included relocating the Company’s corporate offices to Massillon, Ohio in order to more centrally locate our management team within our operational area and reduce selling, general and administrative expenses. This relocation was completed during the second quarter of

2010. Also, as part of this plan, the Company had announced that it would divest the construction and engineering businesses as well as two of our subsidiaries in the rail services industry. As of April 3, 2011, the Company still owns HK Engine Components, LLC (“HKEC”), which services the rail services industry. The financial results for HKEC are recorded as discontinued operations.
In 2011, the Company’s management plan is to continue cost cutting efforts, by improving gross margins via strategic sourcing and improved efficiencies. Additionally, during the last part of 2010, the Company added salesmen in key strategic areas, in order to grow core revenues, and will consider adding additionally salesmen if warranted. The Company continues pursuing the divestiture of HKEC, as this business does not fit the Company’s core business competencies. We also consider strategic alternatives, including, but not limited to, obtaining an equity infusion, being acquired and/or going private. Lastly, the Company will pursue alternative lending sources for the credit facility. By doing such, management believes the Company can significantly reduce its interest expense, increase its base borrowing and eliminate lending restrictions currently in place.
Revenues from continuing operations in the three months ended April 3, 2011 increased approximately 3.6% from the three months ended December 31, 2010, reflecting increased service demand. Gross profit increased with lower direct costs and overhead reduction efforts. Cost reduction initiatives were realized in SG&A with a reduction of approximately 45% compared to the three months ended December 31, 2010. Consequently, the first quarter of 2011 as compared to the fourth quarter of 2010 realized improved operating results. While the Company has experienced improvement in the volume of past due accounts payable, certain suppliers continue to place us on credit hold or cash in advance terms. These restrictions have impacted our sales and operating margins in 2010, and continued to have an impact in the first quarter of 2011.
The Company has not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by its June 30, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. As the Company expects to finalize a refinancing of the Wells Fargo credit facility by June 30, 2011 and to repay or extend its other debt obligations by their currently scheduled maturity dates, no adjustments to the reported financial statement have been made that may result from this uncertainty.
Recent Developments

Not applicable

Significant Accounting Policies
The significant accounting polices used in preparation of the Company’s consolidated financial statements are disclosed in Note B of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2011.

Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on its consolidated financial statements.
Results of Operations
Three Months Ended April 3, 2011 Compared to Three Months Ended April 4, 2010
Revenues. Revenues from continuing operations increased by $0.2 million or 2.8% to $8.2 million for the three months ended April 3, 2011 from $8.0 million for the three months ended April 4, 2010. For 2010 and 2011, the Construction and Engineering and Rail Services segments have been classified as discontinued operations. For 2011, the Rail Service segment has been classified as discontinued operations. The increase in revenue is related to increased service revenue and a concentrated effort to re-establish the Company in the market place. Additionally, the Company is beginning to experience some economic recovery in the markets we serve.
Gross Profit. Total gross profit from continuing operations for the three months ended April 3, 2011 was $1.7 million or 20.5% of revenues from continuing operations compared to $1.2 million or 15.0% of revenues from continuing operations for the three months ended April 4, 2010. For 2010 prior to its sale,, the Construction and Engineering and Rail Services segments have been classified as discontinued operations. For 2010 and 2011, the Rail Service segment has been classified as discontinued operations. The Industrial Services gross profit increased due to our ability to continue eliminating costs and improve efficiencies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations were $1.6 million for the three months ended April 3, 2011 compared to $2.4 million for the three months ended April 4, 2010, reflecting cost reduction efforts, mainly staff reductions, enacted as part of our management plan during the early part of 2010.
Interest Expense and Other Income. Interest expense for continuing operations increased slightly from the three months ended April 4, 2010 to the three months ended April 3, 2011 mainly due to an increase in borrowing against our revolving line of credit and interest expense associated with a portion of our subordinated debt.
Provision for Income Taxes. We have experienced net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we provided a valuation allowance for the income tax benefits associated with these net future tax assets that primarily relate to cumulative net operating losses, until such time as profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.
Loss from Continuing Operations. Loss from continuing operations decreased by $1.1 million or 88% to $(0.2) million for the three months ended April 3, 2011 from $(1.3) million for the three months ended April 4, 2010. The decrease in loss from continuing operations is primarily attributed to a $0.5 million improvement in gross profit margin and $0.7 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above. Offsetting these items was a $0.1 million increase in interest expense.
Income from Discontinued Operations. Income from discontinued operations of $0.4 million for the three months ended April 3, 2011 increased compared to income of $0.3 million for the three months ended April 4, 2010. For the three months ended April 3, 2010, the income from discontinued operations includes $0.4 million in pretax gain on disposal of discontinued operations. Excluding this pretax gain on disposal of discontinued operations, this segment generated a loss of ($0.1) million. Additionally, the results for the three months ended April 4, 2010 include pretax loss from discontinued operations of ($0.4) million related to the Construction and Engineering Services and AMP businesses, which were both divested during the first quarter 2010. Accordingly, the income from discontinued operations as of April 3, 2011 relates directly to our HK Engine Components, LLC subsidiary. For this subsidiary, we recorded income from discontinued operations of $0.4 million for the three months ended April 3, 2011 compared to $0.3 million for the three months ended April 4, 2010. The increase is due to increased sales in rail services.
Net Income (Loss). Net income for the three months ended April 3, 2011 was $0.2 million compared to a net loss of $1.0 million for the three months ended April 3, 2010. The $1.3 million increase was mainly due to improved operating results, including improved margins, improved operational efficiencies and reduced selling, general and administrative expenses within our Industrial Services segment, as well as increased income from discontinued operations related to our HK Engine Components, LLC subsidiary.
Liquidity and Capital Resources

At April 3, 2011, we had approximately $0.6 million of working capital, an improvement of $0.6 million as compared to December 31, 2010. The increase is primarily due to a decrease in accounts payable owed at April 3, 2011.
Net cash utilized by operating activities was ($0.2) million for the three months ended April 3, 2011 compared to ($0.7) million for the three months ended April 4, 2010. This increase is primarily due to the Company generating income and reducing its levels of accounts receivable.

For the three months ended April 3, 2011, net cash flows provided (utilized) by investing activities declined by $0.7 million to ($0.03) million compared to $0.8 million for the three months ended April 4, 2010. This decrease is a direct result of proceeds from the disposal of discontinued operation for the three months ended April 4, 2010.
Net cash provided (utilized) by financing activities increased by $0.2 million to $0.2 million as of April 3, 2011 as compared to ($0.03) million as of April 4, 2010. This increase is directly attributed to increased borrowings against our revolving line of credit.
The Company will focus efforts to refinance the existing senior credit facility to provide increased availability and long-term debt and subordinated notes due in 2011 and early 2012 to provide working capital. Prior operating results and the banking environment offer challenges in modifying or establishing a new senior credit facility. Consequently, capital may not be available on acceptable terms, or at all.
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
Based on the current facility with Wells Fargo, accounts receivable between 91 — 120 days cease to be eligible collateral on the earlier of a sale of the Company’s HKEC business or May 31, 2011, having been subjected to a cap gradually decreasing from $275 in monthly increments of $50 through May 31, 2011.
While the current agreement with Wells Fargo expires on June 30, 2011, we expect to either renew the current revolving line of credit or find alternative funding solution for the revolving line of credit. Pursuant to a non-binding credit proposal accepted by the Company on March 10, 2011, Crestmark Commercial Capital Lending LLC (“Crestmark”) proposed an accounts receivable financing using a $5 million revolving credit facility. The facility, which has been approved by Crestmark, remains subject to loan subordination with our subordinated debt holders, would be used to pay off Wells Fargo’s line of credit and for working capital. Crestmark requires a senior security interest in accounts receivable and inventory, and a subordinated interest in substantially all of our other assets.
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
We have promissory notes outstanding to BDeWees, Inc. and XGen III, Ltd. (together, the “Seller Notes”) and John A. Martell, in the original principal amounts of $2.0 million, $2.0 million and $2.1 million, respectively (collectively, the “Subordinated Indebtedness”). (See Note I, Related Party Transactions). Subordination agreements have been executed that subordinate our obligations under the Subordinated Indebtedness to the Wells Fargo credit facility.
Effective as of December 1, 2010, the Seller Notes were extended through November 30, 2011. Under the loan modification agreements, the time for the payment of principal upon maturity has been extended for one year in consideration of a higher interest rate, monthly installment payments of principal and interest, additional collateral and certain other changes. Prior to a default, the amended and restated Seller Notes bear interest at prime plus 1%, subject to a minimum of 12% until Wells Fargo’s term debt is fully repaid, and thereafter subject to a minimum of 7% per annum. Monthly interest payments may be made, and beginning when we repaid the term loan to Wells Fargo in late December, 2010, repayments of $10 principal per month to each holder of a Seller Note commenced. Upon any sale or combination of sales of assets exceeding $1.0 million gross, or upon a Change in Control as defined in the loan modification agreements, after repayment of transaction costs not to exceed 8%, and that portion of the revolver attributable to the assets sold, each Seller Noteholder will receive a principal payment of 12.5% of the net proceeds from such sale or sales. For an HKEC sale, each Seller Noteholder will receive a $0.07 million principal payment. The loan modification agreements also restrict both Magnetech and MISCOR from incurring additional indebtedness without the consent of the lenders, excepting $0.1 million per year for indebtedness for certain capital expenditures. The Seller Noteholders have a shared third lien on 3-D Services’ accounts receivable and inventory in addition to their existing shared second lien on 3-D Services’ fixed assets.
Management is in the process of commencing negotiations with the Sellers to renegotiate the terms of the Sellers Notes. The Sellers appear to be willing to work with the Company, as long as they do not increase their risk as note holders.
As of April 3, 2011, we did not have any material commitments for capital expenditures.
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
Management based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, and those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of April 3, 2011. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of April 3, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our

Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.5
Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.6
Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56 to the registrant’s Annual Report on Form 10-K filed on April 15, 2010)

10.7
Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.8
Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.9
Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.10
Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.11
Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.12
AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.13
Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

Exhibit No.	Description
10.14
Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.15
Eighth Amendment to Credit and Security Agreement, dated December 13, 2010, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.16
Form of Loan Extension and Modification Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc., MISCOR Group, Ltd. and BDeWees, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.17
Form of Amended and Restated Promissory Note dated November 30, 2010 by Magnetech Industrial Services, Inc. and MISCOR Group, Ltd. in favor of BDeWees, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.18
Form of Amendment to Commercial Security Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc. and BDeWees, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

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

MISCOR GROUP, LTD.
May 13, 2011	By:	/s/ Marc Valentin, CPA
Marc Valentin, CPA
Chief Accounting Officer (Signing on behalf of the registrant as Principal Financial and Accounting Officer)