Form 10-Q
period 2011-07-03
MISCOR GROUP, LTD.
filed 2011-08-15
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52380

MISCOR GROUP, LTD.

(Exact name of registrant as specified in its charter)

Indiana	20-0995245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Nave Road, SE Massillon, OH	44646
(Address of principal executive offices)	(Zip code)

(330) 830-3500

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 9, 2011, there were 11,785,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

ii

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	July 3, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $133 and $226, respectively	$4,991	$6,006
Inventories	4,574	4,359
Assets held-for-sale	4,263	3,493
Other current assets	550	603

Total current assets	14,378	14,461

PROPERTY AND EQUIPMENT, net	5,019	5,521

OTHER ASSETS
Customer relationships, net	6,343	6,537
Other intangible assets, net	577	598
Deposits and other assets	64	59

Total other assets	6,984	7,194

Total assets	$26,381	$27,176

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving credit line	$2,996	$3,263
Current portion of long-term debt	106	385
Current portion of long-term debt, officers and affiliates	4,135	4,105
Accounts payable	3,031	3,742
Liabilities of held-for-sale operations	1,329	1,076
Accrued expenses and other current liabilities	1,361	1,855

Total current liabilities	12,958	14,426

LONG-TERM LIABILITIES
Long-term debt	929	947
Long-term debt, officers and affiliates	1,944	1,974

Total long-term liabilities	2,873	2,921

Total liabilities	15,831	17,347

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 shares issued and outstanding	59,344	59,344
Accumulated deficit	(48,794)	(49,515)

Total stockholders’ equity	10,550	9,829

Total liabilities and stockholders’ equity	$26,381	$27,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$1,062	$1,150	$2,090	$2,450
Service revenue	8,217	7,955	15,445	14,686

Total Revenues	9,279	9,105	17,535	17,136

COST OF REVENUES
Cost of product sales	668	783	1,373	1,784
Cost of service revenue	6,776	6,626	12,635	12,451

Total Cost of Revenues	7,444	7,409	14,008	14,235

GROSS PROFIT	1,835	1,696	3,527	2,901

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,558	2,146	3,158	4,497

INCOME (LOSS) FROM OPERATIONS	277	(450)	369	(1,596)

OTHER (INCOME) EXPENSE
Interest expense	254	208	506	413
Other (income) expense	(101)	32	(101)	9

	153	240	405	422

INCOME (LOSS) FROM CONTINUING OPERATIONS	124	(690)	(36)	(2,018)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	377	(91)	757	192

(See Note C, Discontinued and Held-for-Sale Operations)

NET INCOME (LOSS)	$501	$(781)	$721	$(1,826)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
From Continuing Operations	$0.01	$(0.06)	$(0.00)	$(0.17)
From Discontinued Operations	0.03	(0.01)	0.06	0.02

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.04	$(0.07)	$0.06	$(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,786,727	11,785,826	11,790,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	For Six Months Ended
	July 3, 2011	July 4, 2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$721	$(1,826)
Adjustments to reconcile net income (loss) to net cash utilized by operating activities:
Depreciation and amortization	820	975
Bad debt provision	(62)	—
Inventory cost adjustments	(217)	(12)
Loss on sale of equipment	—	37
Gain on disposal of discontinued operations	—	(314)
Stock-based compensation, net of forfietures	—	(30)
Amortization of debt issuance costs and debt discount	—	52
Unrealized gain on conversion option	—	(18)
Changes in:
Accounts receivable	564	(689)
Inventories	(234)	55
Other current assets	37	(41)
Deposits and other non-current assets	(5)	5
Accounts payable	(479)	1,120
Accrued expenses and other current liabilities	(459)	(308)

Net cash provided (utilized) by operating activities	686	(994)

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations	—	746
Acquisition of property and equipment	(108)	(1)
Proceeds from disposal of property and equipment	—	166

Net cash provided (utilized) by investing activities	(108)	911

FINANCING ACTIVITIES
Payments on capital lease obligations	8	(26)
Short-term debt borrowings, net	(267)	610
Borrowings of long-term debt	21	12
Repayments of long-term debt	(340)	(511)
Cash repurchase of restricted stock	—	(2)
Net cash provided (utilized) by financing activities	(578)	83

DECREASE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$477	$344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE A — BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the six months ended July 3, 2011 and July 4, 2010, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the six months ended July 3, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the most recent disclosure of the Company’s accounting policies.

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

The Company has obtained a 60-day extension (Ninth Amendment) of its Wells Fargo line of credit, through August 30, 2011. The Company and Wells Fargo have not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by the August 30, 2011 termination date and to operate throughout the remainder of 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustments to the reported financial statements have been made that may result from this uncertainty.

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

Mr. Martell disputes the settlement of the working capital adjustment and has requested that our disinterested director negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained. (See Note H, Related Party Transactions and Note K, Commitments and Contingencies).

The following table provides revenue and pretax income (loss) from the CES disposal group discontinued operations:

	Three Months Ended July 4, 2010	Six Months Ended July 4, 2010
Revenue from discontinued operations	$—	$1,721
Pretax loss from discontinued operations	—	(171)
Pretax gain (loss) on disposal of discontinued operations	(80)	136

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

LIABILITIES
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

The following table provides revenue and pretax loss from the AMP discontinued operations:

	Three Months Ended July 4, 2010	Six Months Ended July 4, 2010
Revenue from discontinued operations	$—	$709
Pretax loss from discontinued operations	—	(241)
Pretax gain on disposal of discontinued operations	—	178

The assets and liabilities of AMP classified as held-for-sale operations at March 8, 2010 (date of sale) are summarized as follows:

March 8, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $56	$564
Inventories	1,153
Other current assets	479

Total current assets	2,196

Other assets	—

Total assets	$2,196

LIABILITIES
Accounts payable	$683
Accrued expense and other liabilities	1,691

Total liabilities	2,374

Net assets	$(178)

HK Engine Components

In December 2009, the Company announced its plan to sell its HKEC subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported HKEC as held-for-sale as of July 3, 2011 and December 31, 2010. The carrying value of the long-lived assets of HKEC was adjusted to their fair market values at December 31, 2009 based on the expected selling price of HKEC. The Company re-evaluated the value of these long-lived assets as of December 31, 2010 and deemed no adjustment to these values was necessary. The Company continues to try to sell HKEC.

The following table provides revenue and pretax income from the HKEC discontinued operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue from discontinued operations	$2,839	$1,849	$5,620	$4,044
Pretax income (loss) from discontinued operations	506	(143)	1,007	260

The assets and liabilities of HKEC classified as held-for-sale operations at July 3, 2011 and December 31, 2010 are summarized as follows:

	July 3, 2011	December 31, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $33 and $81, respectively	$1,114	$602
Inventories	1,808	1,571
Other current assets	81	66

Total current assets	3,003	2,239

PROPERTY AND EQUIPMENT, net	1,260	1,254

Total assets	$4,263	$3,493

LIABILITIES
Accounts payable	$1,050	$819
Accrued expense and other liabilities	279	257

Total liabilities	1,329	1,076

Net assets	$2,934	$2,417

NOTE D — INVENTORY

Inventory consists of the following:

	July 3, 2011	December 31, 2010
Raw materials	$2,142	$2,196
Work-in-progress	1,890	1,633
Finished goods	542	530

	$4,574	$4,359

At July 3, 2011 and December 31, 2010, inventory, net of allowance for slow moving, totaling $1,808 and $1,571 respectively, was classified as held-for-sale (See Note C, Discontinued and Held-for-Sale Operations).

NOTE E — OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

		July 3, 2011			December 31, 2010
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accululated Amortization	Net	Gross Carrying Amount	Accululated Amortization	Net
Patents and Trademarks	10	$4	$(4)	$—	$—	$—	$—
Technical Library	20	700	(125)	575	700	(108)	592
Customer Relationships	15-20	7,722	(1,379)	6,343	7,722	(1,185)	6,537
Non-Compete Agreements	3	17	(15)	2	17	(11)	6

Total		$8,443	$(1,523)	$6,920	$8,439	$(1,304)	$7,135

The estimated future amortization expense related to intangible assets for the periods subsequent to July 3, 2011 on a calendar year basis is as follows:

Year Ending December 31 —
2011	$215
2012	421
2013	421
2014	421
2015	421
Thereafter	5,021

Total	$6,920

NOTE F — SENIOR CREDIT FACILITY

As of July 3, 2011, the Company had a $5,000 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at LIBOR plus 4.75% (effectively 5.0% at July 3, 2011), due August 30, 2011. At July 3, 2011 and December 31, 2010, approximately $2,996 and $3,263, respectively, was outstanding on the credit facility. The borrowings under the credit facility are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At July 3, 2011, approximately $970 of additional borrowings were available under the revolving credit agreement. The credit facility is secured by all assets of the Company.

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

Additionally, under a real estate loan with Wells Fargo, the Company has outstanding $41 at July 3, 2011 and $322 at December 31, 2010. Under the loan agreement, the Company is to make monthly installments of $52 per month plus interest. The Company paid interest expense of approximately $4 and $8 for the three months ended July 3, 2011 and July 4, 2010 and $8 and $18 for the six months ended July 3, 2011 and July 4, 2010, respectively.

Interest expense under the Wells Fargo credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $67 and $136 for the three and six months ended July 3, 2011 and $107 and $196 for the three and six months ended July 4, 2010.

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

In connection with the Seventh Amendment, the Company paid Wells Fargo an accommodation fee equal to $75.

On December 17, 2010, the Company and Wells Fargo entered into the Eighth Amendment to Credit and Security Agreement (the “Eight Amendment”), pursuant to the following revised terms:

•	amortization of the term loan remained at $21 per month through January 31, 2011, when it increased to $52 per month;
•	the term loan is to be paid in full upon the earlier of the sale of the Company’s HKEC business or upon maturity;
•	the real estate loan was to be paid in full by December 31, 2011, using revolver availability;
•

accounts receivable between 91 – 120 days cease to be eligible collateral on the earlier of a sale of the Company’s HKEC business or May 31, 2011, having been subjected to a cap gradually decreasing from $275 in monthly increments of $50 through May 31, 2011;

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

On June 30, 2011, the Company and Wells Fargo entered into the Ninth Amendment to Credit and Security Agreement (the “Ninth Amendment”). In the Ninth Amendment, Wells Fargo agreed to extend our senior credit facility through August 30, 2011, pursuant to the following revised terms:

•	a reduced revolver availability of $5,000;
•	a reduced interest rate of Daily Three Month LIBOR plus 4.75%; and
•	an addition of up to the lesser of $300 or five percent (5%) of the aggregate amount of accounts receivable.

Wells Fargo was not paid an accommodation fee in connection with the Ninth Amendment.

The current agreement with Wells Fargo expires on August 30, 2011. The Company is currently renegotiating terms of a new credit facility with Wells Fargo, and anticipates having a new credit facility in place by August 30, 2011 (See additional discussion at Note N — Management Plans).

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

NOTE G — DEBT

Long-term debt

Long-term debt consists of the following:

	July 3, 2011	December 31, 2010
Note payable to Chairman, payable in monthly installments of $5 beginning April 1, 2010, with outstanding balance payable at maturity date of February 28, 2012, plus interest at the greater of 5% or the prime rate (3.25% at July 3, 2011 and December 31, 2010) plus 2%, secured by a subordinated interest in substantially all assets owned by the Company	$2,079	$2,079

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2011, plus interest at 12% at July 3, 2011 and at December 31, 2010, secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2011, plus interest at 12% at July 3, 2011 and at December 31, 2010, secured by a subordinated interest in machinery and equipment and inventory of 3-D Services, Ltd.	2,000	2,000

Note payable to bank in monthly installments of $52 through June 30, 2011 beginning February 1, 2011, plus interest currently at Daily Three Month LIBOR (0.30% and 0.31% at July 3, 2011 and December 31, 2010, respectively) plus 8.25%, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	41	322

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	109	123

Capital lease obligations	992	1,009

	7,221	7,533
Less: current portion	4,241	4,490

	$2,980	$3,043

At July 3, 2011 and December 31, 2010, debt totaling $107 and $122 was classified as held-for-sale, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-Sale Operations).

Aggregate maturities of long-term debt for the periods subsequent to July 3, 2011 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2011	$4,178
2012	2,072
2013	914
2014	57

$7,221

Following is a summary of interest expense for the three and six months ended July 3, 2011 and July 4, 2010:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Interest expense on principal	$256	$184	$510	$366

Amortization of debt issue costs	—	3	—	7

Amortization of debt discount — revolving notes payable	—	22	—	45

	$256	$209	$510	$418

For the three months ended July 3, 2011 and July 4, 2010, interest expense of $2 and $1, respectively and for the six months ended July 3, 2011 and July 4, 2010, interest expense of $4 and $5 was attributable to the Company’s discontinued operations and recorded within Income from Discontinued Operations on the Condensed Consolidated Income Statements.

NOTE H — RELATED PARTY TRANSACTIONS

Trade accounts receivable and accounts payable

As of July 3, 2011, the Company has trade accounts receivable of $323 and $56 due from Martell Electric, LLC and Ideal Consolidated, Inc., respectively.

As of July 3, 2011, the Company has trade accounts payable of $73 due to Martell Electric, LLC.

Long-term debt, officers

In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”), consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) subsidiaries, in order to raise operating capital and focus on its core industrial services operations. As a result, the Company has reported Martell Electric and Ideal as held-for-sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement. On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and CEO, John A. Martell, and his wife, Bonnie M. Martell, for $3,500, consisting of $750 in cash and a $2,750 reduction in the amounts owed under a previously issued $3,000 note, held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note. Interest expense on the note was $27 and $54 for the three and six months ended July 3, 2011 and $20 and $37 for the three and six months ended July 4, 2010.

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

The Company is indebted to the former members of 3-D, Bernie DeWees, whom served as President of MIS through November 20, 2009, for two notes payable (“Seller Notes”) each with a balance of $2,000 at July 3, 2011 and December 31, 2010 (See Note H, Senior Credit Facility and Note I, Long Term Debt). These notes were renegotiated and their maturity dates were extended by one year, on November 30, 2010. Interest is payable monthly at 12%. The loans mature on November 30, 2011. Interest expense on these notes was $120 and $240 for the three and six months ended July 3, 2011 and $16 and $32 for the three and six months ended July 4, 2010.

Leases

The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $73 for the three month periods ended July 3, 2011 and July 4, 2010, respectively. The lease for the Hammond, Indiana facility will expire on August 3, 2011. The Company leases a facility in South Bend for its former corporate offices from its Chairman of the Board and stockholder. This lease is set to expire in May 2012. As a result of closure and relocation of the corporate office to Massillon in June 2010, the Company no longer uses this office space. The Company is still obligated to pay rent on the South Bend facility. As of July 3, 2011 and December 31, 2010, approximately $122 and $172, respectively, was included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets for the abandoned lease.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $41 and $80 for the three and six months ended July 3, 2011 and $73 and $146 for the three and six months ended July 4, 2010.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 and $270 for the three and six months ended July 3, 2011 and July 4, 2010.

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

For the three and six months ended July 3, 2011, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase 58,800 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

For the three months ended July 4, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 308,526 shares of common stock and options to purchase 23,600 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive. For the six months ended July 4, 2010, the Company’s common stock equivalents, consisting of a weighted average of 220,541 potential shares of common stock related to convertible subordinated debt securities, warrants to purchase a weighted average of 308,364 shares of common stock and options to purchase a weighted average 31,930 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

NOTE J — CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the power, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At July 3, 2011 and December 31, 2010, approximately 30% and 15%, respectively, of gross accounts receivable were due from entities in the power industry, approximately 21% and 25%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and approximately 27% and 14%, respectively, of gross receivables were due from entities in the rail industry. One customer doing business with the Industrial Services and Rail Services segments accounted for approximately 17% of gross accounts receivable at July 3, 2011. Another customer, doing business with the Company’s Industrial Services and Rail Services segments accounted for approximately 12% and 6% of total consolidated revenue for the three months ended July 3, 2011 and July 4, 2010, respectively. For the six months end July 4, 2010, one other customer, of the Industrial Services segment accounted for approximately 23% of revenue from continuing operations. The loss of any of these customers would have a material adverse effect on the Company.

NOTE K — COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At July 3, 2011 and December 31, 2010, approximately 11% of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three and six months ended July 3, 2011 and July 4, 2010 is as follows:

	Three Months Ended July 3, 2011	Three Months Ended July 4, 2010	Six Months Ended July 3, 2011	Six Months Ended July 4, 2010
Balance at beginning of period	$177	$254	$217	$244
Warranty claims paid	(11)	(29)	(11)	(37)
Warranty expense	54	54	14	72

Balance at end of period	$220	$279	$220	$279

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

Construction and Engineering Services Working Capital Adjustment

Subsequent to agreement of the working capital adjustment related to the sale of our Construction and Engineering Services businesses, the purchasers initiated discussions with the Company’s disinterested director about restructuring payment of the working capital adjustment. Specifically, the purchasers are requesting that all or part of the working capital adjustment be paid in cash, which would require the consent of the Company’s senior lender, Wells Fargo Bank. MISCOR had elected, as permitted under the purchase agreement, to apply the full amount of the working capital adjustment to the Martell Note. The purchaser, Wells Fargo and the Company’s disinterested director have not yet reached an agreement on restructuring payment of the working capital adjustment.

NOTE L — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the short-term nature of these instruments.

Debt

As of July 3, 2011 and December 31, 2010, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of July 3, 2011 and December 31, 2010, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the Company’s CEO. At July 3, 2011 and December 31, 2010 the aggregate fair value of debt, with an aggregate carrying value of $9,224 and $9,786, respectively, is estimated at $9,721 and $9,884, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE M — SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Six Months Ended
	July 3, 2011	July 4, 2010
Reduction of note payable in conjunction with sale of CES business	$—	$1,096

Expiration of conversion option	$—	$18

NOTE N — MANAGEMENT PLAN

In 2011, the Company’s management plan is to continue cost cutting efforts, by improving gross margins via strategic sourcing and improved efficiencies. Additionally, during the last part of 2010, the Company added salesmen in key areas, in order to grow core revenues, and may add additional salesmen. The Company continues pursuing the divestiture of HKEC, as this business does not fit with the Company’s core business competencies. The Company continues to also consider strategic alternatives, including those that may affect it’s capital structure. Lastly, the Company will pursue renewing it’s lending facility with Wells Fargo. By doing such, management believes the Company can significantly reduce its interest expense, increase its base borrowing and eliminate lending restrictions currently in place.

The Company has obtained a 60-day extension (the “Ninth Amendment”) of its Wells Fargo line of credit, through August 30, 2011. The Company and Wells Fargo have not yet finalized the new credit facility which the Company needs to be able to retire the Wells Fargo line of credit by the August 30, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustments to the reported financial statements have been made that may result from this uncertainty.

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

The severity and extended nature of the most recent recession and the subsequent slow economic recovery resulted in a steep decline in demand for products and services in the industries that we support. In 2009 and throughout 2010, we undertook a number of actions to reduce our fixed costs, improve operational efficiencies and increase operating margins. The Company suspended non-essential cash expenditures and severely reduced capital expenditures. These were efforts to align our operating costs with the decline in sales and respond to debt service and supplier demands. By the end of 2010, the Company had achieved substantially all components of its restructuring plan, with the exception of the divestiture of HK Engine Components, LLC (“HKEC”).

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

In 2010, part of the Company’s restructuring plan also included relocating the Company’s corporate offices to Massillon, Ohio in order to more centrally locate our management team within our operational area and reduce selling, general and administrative expenses. This relocation was completed during the second quarter of 2010. Also, as part of this plan, the Company divested the construction and engineering businesses as well as two of our subsidiaries in the rail services industry. As of July 3, 2011, the Company still owns HKEC, which services the rail services industry. The financial results for HKEC are recorded as discontinued operations.

In 2011, the Company’s management plan is to continue cost cutting efforts, by improving gross margins via strategic sourcing and improved efficiencies. Additionally, during the last part of 2010, the Company added salesmen in key areas, in order to grow core revenues, and may add additional salesmen. The Company continues pursuing the divestiture of HKEC, as this business does not fit the Company’s core business competencies. We also continue to consider strategic alternatives, including, but not limited to, obtaining an equity infusion, being acquired and/or going private. Lastly, by refinancing, repaying or extending our existing debt by current maturity dates, management believes the Company can significantly reduce its interest expense, increase its base borrowing and eliminate lending restrictions currently in place.

Revenues from continuing operations in the six months ended July 3, 2011 increased approximately 10% from the six months ended December 31, 2010, reflecting increased service demand. Gross profit increased with lower direct costs and overhead reduction efforts. The benefit of various cost reduction initiatives were realized in SG&A with a reduction of approximately 40% compared to the six months ended December 31, 2010. Consequently, the first half of 2011 as compared to the second half of 2010 realized improved operating results. Unlike the second half of 2010, as the Company has experienced improvement in the volume of past due accounts payable, the Company has experienced fewer suppliers placing us on credit hold or cash in advance terms. As more suppliers provide us credit terms, we have begun to experience a positive impact in our sales and operating margins in 2011.

The Company has obtained a 60-day extension (Ninth Amendment) of its Wells Fargo line of credit, through August 30, 2011. The Company and Wells Fargo have not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by the August 30, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. As the Company expects to finalize a refinancing of the Wells Fargo credit facility by August 30, 2011 and to repay or extend its other debt obligations by their currently scheduled maturity dates, no adjustments to the reported financial statements have been made that may result from this uncertainty.

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

Results of Operations

Three Months Ended July 3, 2011 Compared to Three Months Ended July 4, 2010

Revenues. Revenues from continuing operations increased by $0.2 million or 1.9% to $9.3 million for the three months ended July 3, 2011 from $9.1 million for the three months ended July 4, 2010. For 2010 and 2011, the Construction and Engineering and Rail Services segments have been classified as discontinued operations. For 2011, the Rail Service segment has been classified as discontinued operations. The increase in revenue is related to increased service revenue and a concentrated effort to re-establish the Company in the market place. Additionally, the Company is beginning to experience some economic recovery in the markets we serve.

Gross Profit. Total gross profit from continuing operations for the three months ended July 3, 2011 was $1.8 million or 19.8% of revenues from continuing operations compared to $1.7 million or 18.7% of revenues from continuing operations for the three months ended July 4, 2010. For 2010 prior to its sale, the Construction and Engineering and Rail Services segments have been classified as discontinued operations. For 2010 and 2011, the Rail Service segment has been classified as discontinued operations. The Industrial Services gross profit increased due to our ability to continue eliminating costs and improve efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations were $1.6 million for the three months ended July 3, 2011 compared to $2.1 million for the three months ended July 4, 2010, reflecting cost reduction efforts, mainly staff reductions, enacted as part of our management plan during the early part of 2010.

Interest Expense and Other Income. Interest expense for continuing operations increased slightly from the three months ended July 4, 2010 to the three months ended July 3, 2011 mainly due to an increase in interest expense associated with a portion of our subordinated debt. Additionally, the Company recognized $0.1 million of other income as the result of the expiration of an exclusivity agreement, which expired, with a potential buyer of the HKEC business unit.

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

Income (Loss) from Continuing Operations. Income from continuing operations increased by $0.8 million or 118% to $0.1 million for the three months ended July 3, 2011 from $(0.7) million for the three months ended July 4, 2010. The increase in income from continuing operations is primarily attributed to a $0.1 million improvement in gross profit margin and $0.6 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above.

Income (Loss) from Discontinued Operations. Income from discontinued operations of $0.4 million for the three months ended July 3, 2011 increased compared to a loss from discontinued operations of ($0.1) million for the three months ended July 4, 2010. The income from discontinued operations as of July 3, 2011 relates directly to our HK Engine Components, LLC subsidiary. The increase is due to increased sales in rail services.

Net Income (Loss). Net income for the three months ended July 3, 2011 was $0.5 million compared to a net loss of ($0.8) million for the three months ended July 3, 2010. The $1.3 million increase was mainly due to improved operating results, including improved margins, improved operational efficiencies and reduced selling, general and administrative expenses within our Industrial Services segment, as well as increased income from discontinued operations related to our HK Engine Components, LLC subsidiary.

Six Months Ended July 3, 2011 Compared to Six Months Ended July 4, 2010

Revenues. Revenues from continuing operations increased by $0.4 million or 2.3% to $17.5 million for the six months ended July 3, 2011 from $17.1 million for the six months ended July 4, 2010. For 2010, the Construction and Engineering segment has been classified as discontinued operations. For 2010 and 2011, the Rail Services segment has been classified as discontinued operations. The increase in revenue is related to increased service revenue and a concentrated effort to re-establish the Company in the market place. Additionally, the Company continues to experience some economic recovery in the markets we serve. These increases in revenues were attributed to both volume and pricing.

Gross Profit. Total gross profit from continuing operations for the six months ended July 3, 2011 was $3.5 million or 20.1% of revenues from continuing operations compared to $2.9 million or 16.9% of revenues from continuing operations for the six months ended July 4, 2010. For 2010 prior to its sale, the Construction and Engineering and Rail Services segments have been classified as discontinued operations. For 2010 and 2011, the Rail Service segment has been classified as discontinued operations. The Industrial Services gross profit increased due to our ability to continue eliminating costs and improve efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations were $3.2 million for the six months ended July 3, 2011 compared to $4.5 million for the six months ended July 4, 2010, reflecting cost reduction efforts, mainly staff reductions, implemented as part of our management plan during the early part of 2010.

Interest Expense and Other Income. Interest expense for continuing operations increased slightly from the six months ended July 4, 2010 to the six months ended July 3, 2011 mainly due interest expense associated with a portion of our subordinated debt and with an increase in borrowing against our revolving line of credit contributing slightly.

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

Income (Loss) from Continuing Operations. Loss from continuing operations improved by $2.0 million or 123% to $0.0 million for the six months ended July 3, 2011 from $(2.0) million for the six months ended July 4, 2010. The increase in income from continuing operations is primarily attributed to a $0.6 million improvement in gross profit margin and $1.4 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above.

Income from Discontinued Operations. Income from discontinued operations of $0.8 million for the six months ended July 3, 2011 increased compared to income of $0.2 million for the six months ended July 4, 2010. For the six months ended July 3, 2010, the income from discontinued operations includes $0.4 million in pretax gain on disposal of discontinued operations. Excluding this pretax gain, this segment generated a loss of ($0.1) million. Additionally, the results for the six months ended July 4, 2010 include pretax loss from discontinued operations of ($0.4) million related to the Construction and Engineering Services and AMP businesses, which were both divested during the first quarter 2010. Accordingly, the income from discontinued operations as of July 3, 2011 relates directly to our HKEC subsidiary. For this subsidiary, we recorded income from discontinued operations of $0.8 million for the six months ended July 3, 2011 compared to $0.1 million for the six months ended July 4, 2010. The increase is due to increased sales in rail services.

Net Income (Loss). Net income for the six months ended July 3, 2011 was $0.7 million compared to a net loss of $1.8 million for the six months ended July 3, 2010. The $2.5 million increase was mainly due to improved operating results, including improved margins, improved operational efficiencies and reduced selling, general and administrative expenses within our Industrial Services segment, as well as increased income from discontinued operations related to our HKEC subsidiary.

Liquidity and Capital Resources

At July 3, 2011, we had approximately $1.4 million of working capital, an improvement of $0.6 million as compared to December 31, 2010. The increase is primarily due to a decrease in accounts payable owed at July 3, 2011.

Net cash provided (utilized) by operating activities was $0.7 million for the six months ended July 3, 2011 compared to ($1.0) million for the six months ended July 4, 2010. This increase is primarily due to the Company generating income and reducing its levels of accounts receivable.

For the six months ended July 3, 2011, net cash flows provided (utilized) by investing activities declined by $1.0 million to ($0.1) million compared to $0.9 million for the six months ended July 4, 2010. This decrease is a direct result of proceeds from the disposal of discontinued operation for the six months ended July 4, 2010, as well as the acquisition of property and equipment for the six months ended July 3, 2011.

Net cash provided (utilized) by financing activities decreased by $0.7 million to ($0.6) million for the six months ended July 3, 2011 as compared to $0.1 million for the six months ended July 4, 2010. This decrease is directly attributed to repayments against our revolving line of credit and long term debt.

The Company expects that the refinancing of the existing senior credit facility will provide increased availability, and additionally, the refinancing of the long-term debt and subordinated notes due in 2011 and early 2012 will provide additional working capital. Prior operating results and the banking environment offer challenges in modifying or establishing a new senior credit facility. Consequently, capital may not be available on acceptable terms, or at all.

Certain of our trade accounts payable are extended beyond the terms acceptable to the vendor. As a result, certain vendors have placed us on credit hold or require cash in advance which has resulted in delays in the receipt of necessary materials and parts. Disruptions of this nature have resulted in the loss of sales orders, and future delays may have an adverse affect on our business.

We continue our efforts to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, improve operating margins, review alternative financing sources, obtain a term loan collateralized by machinery and equipment, and negotiate extended terms with our vendors.

The Company has obtained a 60-day extension (Ninth Amendment) of its Wells Fargo line of credit, through August 30, 2011. The Company and Wells Fargo have not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by the August 30, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustments to the reported financial statements have been made that may result from this uncertainty.

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

Effective as of December 1, 2010, the Seller Notes were extended through November 30, 2011. Under the loan modification agreements, the time for the payment of principal upon maturity has been extended for one year in consideration of a higher interest rate, monthly installment payments of principal and interest, additional collateral and certain other changes. Prior to a default, the amended and restated Seller Notes bear interest at prime plus 1%, subject to a minimum of 12% until Wells Fargo’s term debt is fully repaid, and thereafter subject to a minimum of 7% per annum. Monthly interest payments may be made, and beginning when we repaid the term loan to Wells Fargo in late December, 2010, repayments of $10 principal per month to each holder of a Seller Note commenced. Upon any sale or combination of sales of assets exceeding $1.0 million gross, or upon a Change in Control as defined in the loan modification agreements, after repayment of transaction costs not to exceed 8%, and that portion of the revolver attributable to the assets sold, each Seller Noteholder will receive a principal payment of 12.5% of the net proceeds from such sale or sales. For an HKEC sale, each Seller Noteholder is to receive a $70 principal payment. The loan modification agreements also restrict both Magnetech and MISCOR from incurring additional indebtedness without the consent of the lenders, excepting $0.1 million per year for indebtedness for certain capital expenditures. The Seller Noteholders have a shared third lien on 3-D Services’ accounts receivable and inventory in addition to their existing shared second lien on 3-D Services’ fixed assets.

MISCOR is in the process of renegotiating its senior credit facility, which is expected to reduce interest expense, provide increased availability, and eliminate financially restrictive covenants. Negotiations continue to extend or repay the Company’s subordinated debt prior to maturity. MISCOR expects to extend or repay $4,000 of subordinated debt prior to its scheduled maturity date of November 2011, and to extend or repay approximately $1,750 of additional subordinated debt prior to its scheduled maturity date in March 2012. Conditions at the time, coupled with previously recurring losses, caused our auditors to express doubt in their report on our December 31, 2010 financial statements as to our ability to continue as a going concern. No adjustments to the reported financial information have been made that may result from this uncertainty.

As of July 3, 2011, we did not have any material commitments for capital expenditures.

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

Management based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, and those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of July 3, 2011. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of July 3, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.6

Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated July 15, 2010,

among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56 to the registrant's Annual Report on Form 10-K filed on July 15, 2010)

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

10.10

Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.11	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on February 9, 2010)

10.12	AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.13	Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.14	Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on form 8-K filed on March 15, 2010)

10.15	Eighth Amendment to Credit and Security Agreement, dated December 13, 2010, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.16	Form of Loan Extension and Modification Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc., MISCOR Group, Ltd. and BDeWees, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.17	Form of Amended and Restated Promissory Note dated November 30, 2010 by Magnetech Industrial Services, Inc. and MISCOR Group, Ltd. in favor of BDeWees, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.18	Form of Amendment to Commercial Security Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc. and BDeWees, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.19	Ninth Amendment to Credit and Security Agreement, dated June 30, 2010, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 15, 2011	By:	/s/ Marc Valentin, CPA
Marc Valentin, CPA
Chief Accounting Officer (Signing on behalf of the registrant as Principal Financial and Accounting Officer)