Form 10-Q
period 2011-10-02
MISCOR GROUP, LTD.
filed 2011-11-14
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2011, there were 11,785,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	October 2,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $149 and $226, respectively	$4,794	$6,006
Inventories	4,511	4,359
Assets held-for-sale	4,134	3,493
Other current assets	664	603

Total current assets	14,103	14,461

PROPERTY AND EQUIPMENT, net	4,798	5,521

OTHER ASSETS
Customer relationships, net	6,247	6,537
Other intangible assets, net	566	598
Deposits and other assets	59	59

Total other assets	6,872	7,194

Total assets	$25,773	$27,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$3,122	$3,263
Current portion of long-term debt	107	385
Current portion of long-term debt, officers and affiliates	4,150	4,105
Accounts payable	2,291	3,742
Liabilities of held-for-sale operations	1,119	1,076
Accrued expenses and other current liabilities	1,234	1,855

Total current liabilities	12,023	14,426

LONG-TERM LIABILITIES
Long-term debt	919	947
Long-term debt, officers and affiliates	1,929	1,974

Total long-term liabilities	2,848	2,921

Total liabilities	14,871	17,347

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 shares issued and outstanding	59,344	59,344
Accumulated deficit	(48,442)	(49,515)

Total stockholders’ equity	10,902	9,829

Total liabilities and stockholders’ equity	$25,773	$27,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Product sales	$1,223	$1,514	$3,313	$3,964
Service revenue	7,275	6,449	22,720	21,134

Total Revenues	8,498	7,963	26,033	25,098
COST OF REVENUES
Cost of product sales	908	1,157	2,281	2,941
Cost of service revenue	5,692	5,553	18,327	18,004

Total Cost of Revenues	6,600	6,710	20,608	20,945

GROSS PROFIT	1,898	1,253	5,425	4,153

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,700	2,104	4,858	6,601

INCOME (LOSS) FROM OPERATIONS	198	(851)	567	(2,448)

OTHER (INCOME) EXPENSE
Interest expense	225	233	731	646
Other income	(149)	(48)	(251)	(38)

	76	185	480	608

INCOME (LOSS) FROM CONTINUING OPERATIONS	122	(1,036)	87	(3,056)

INCOME FROM DISCONTINUED OPERATIONS	229	34	986	227

(See Note C, Discontinued and Held-for-Sale Operations)

NET INCOME (LOSS)	$351	$(1,002)	$1,073	$(2,829)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
From Continuing Operations	$0.01	$(0.09)	$0.01	$(0.26)
From Discontinued Operations	0.02	0.00	0.08	0.02

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.09)	$0.09	$(0.24)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,785,826	11,785,826	11,788,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	For Nine Months Ended
	October 2, 2011	October 3, 2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$1,073	$(2,829)
Adjustments to reconcile net income (loss) to net cash provided (utilized) by operating activities:
Depreciation and amortization	1,231	1,430
Bad debt provision	(71)	87
Inventory cost adjustments	(260)	27
Loss on sale of equipment	—	12
Gain on disposal of discontinued operations	—	(314)
Stock-based compensation, net of forfietures	—	(29)
Amortization of debt issuance costs and debt discount	—	107
Unrealized gain on conversion option	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	908	(564)
Inventories	(142)	961
Other current assets	(73)	(274)
Deposits and other non-current assets	—	28
Accounts payable	(1,394)	1,592
Accrued expenses and other current liabilities	(613)	(589)

Net cash provided (utilized) by operating activities	659	(373)

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations	—	746
Acquisition of property and equipment	(191)	—
Proceeds from disposal of property and equipment	—	173

Net cash provided (utilized) by investing activities	(191)	919

FINANCING ACTIVITIES
Payments on capital lease obligations	(12)	(46)
Short-term debt borrowings, net	(141)	293
Borrowings of long-term debt	31	19
Repayments of long-term debt	(346)	(810)
Cash repurchase of restricted stock	—	(2)

Net cash utilized by financing activities	(468)	(546)

DECREASE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$738	$591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the nine months ended October 2, 2011 and October 3, 2010, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered to present fairly the financial statements have been included. The results for the nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for the most recent disclosure of the Company’s accounting policies.

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

The Company has obtained a 60-day extension (Ninth Amendment) of its Wells Fargo line of credit, through November 18, 2011. The Company and Wells Fargo have not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by the November 18, 2011 termination date and to operate throughout the remainder of 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring historical losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustments to the reported financial statements have been made that may result from this uncertainty.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE C—DISCONTINUED AND HELD-FOR-SALE OPERATIONS

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

The following table provides revenue and pretax income (loss) from the CES disposal group discontinued operations:

The assets and liabilities of the CES disposal group classified as held-for-sale operations at February 3, 2010 (date of sale) are summarized as follows:

	Three Months Ended October 3, 2010	Nine Months Ended October 3, 2010
Revenue from discontinued operations	$—	$1,721
Pretax loss from discontinued operations	—	(171)
Pretax gain on disposal of discontinued operations	—	136

February 3, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $210 and $209, respectively	$5,116
Inventories	171
Other current assets	2,208

Total current assets	7,495

PROPERTY AND EQUIPMENT, net	500

Total assets	$7,995

LIABLITIES
Accounts payable	$5,252
Accrued expense and other liabilities	1,033

Total liabilities	6,285

Net assets	$1,710

American Motive Power

In December 2009, the Company announced its plan to sell its domestic AMP subsidiary in order to focus on its core industrial services operations. On March 8, 2010, the Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC, an unrelated party, in exchange for the assumption of AMP liabilities.

The following table provides revenue and pretax loss from the AMP discontinued operations:

	Three Months Ended October 3, 2010	Nine Months Ended October 3, 2010
Revenue from discontinued operations	$—	$709
Pretax loss from discontinued operations	—	(241)
Pretax gain on disposal of discontinued operations	—	178

The assets and liabilities of AMP classified as held-for-sale operations at March 8, 2010 (date of sale) are summarized as follows:

March 8, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $56	$564
Inventories	1,153
Other current assets	479

Total current assets	2,196

Other assets	—

Total assets	$2,196

LIABLITIES
Accounts payable	$683
Accrued expense and other liabilities	1,691

Total liabilities	2,374

Net assets	$(178)

HK Engine Components

In December 2009, the Company announced its plan to sell its HKEC subsidiary in order to focus on its core industrial services operations. As a result, the Company has reported HKEC as held-for-sale as of October 2, 2011 and December 31, 2010. The carrying value of the long-lived assets of HKEC was adjusted to their fair market values at December 31, 2009 based on the expected selling price of HKEC. The Company re-evaluated the value of these long-lived assets as of December 31, 2010 and deemed no adjustment to these values was necessary. The Company continues to try to sell HKEC.

The following table provides revenue and pretax income from the HKEC discontinued operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue from discontinued operations	$2,813	$1,941	$8,433	$5,985
Pretax income from discontinued operations	229	34	986	(55)

The assets and liabilities of HKEC classified as held-for-sale operations at October 2, 2011 and December 31, 2010 are summarized as follows:

	October 2, 2011	December 31, 2010
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $6 and $81, respectively	$978	$602
Inventories	1,821	1,571
Other current assets	75	66

Total current assets	2,874	2,239

PROPERTY AND EQUIPMENT, net	1,260	1,254

Total assets	$4,134	$3,493

LIABLITIES
Accounts payable	$875	$819
Accrued expense and other liabilities	244	257

Total liabilities	1,119	1,076

Net assets	$3,015	$2,417

NOTE D—INVENTORY

Inventory consists of the following:

	October 2, 2011	December 31, 2010
Raw materials	$2,049	$2,196
Work-in-progress	1,885	1,633
Finished goods	577	530

	$4,511	$4,359

At October 2, 2011 and December 31, 2010, inventory, net of allowance for slow moving, totaling $1,821 and $1,571 respectively, was classified as held-for-sale (See Note C, Discontinued and Held-for-Sale Operations).

NOTE E—OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

		October 2, 2011			December 31, 2010
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accululated Amortization	Net	Gross Carrying Amount	Accululated Amortization	Net
Technical Library	20	$700	$(134)	$566	$700	$(108)	$592

Customer Relationships	15-20	7,722	(1,475)	6,247	7,722	(1,185)	6,537

Non-Compete Agreements	3	17	(17)	—	17	(11)	6

Total		$8,439	$(1,626)	$6,813	$8,439	$(1,304)	$7,135

The estimated future amortization expense related to intangible assets for the periods subsequent to October 2, 2011 on a calendar year basis is as follows:

Year Ending December 31 —	Amount
2011	$108
2012	421
2013	421
2014	421
2015	421
Thereafter	5,021

Total	$6,813

NOTE F—SENIOR CREDIT FACILITY

As of October 2, 2011, the Company had a $5,000 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at LIBOR plus 4.75% (effectively 5.0% at October 2, 2011), due November 18, 2011. At October 2, 2011 and December 31, 2010, approximately $3,122 and $3,263, respectively, was outstanding on the credit facility. The borrowings under the credit facility are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At October 2, 2011, approximately $1,040 of additional borrowings were available under the revolving credit agreement. The credit facility is secured by all assets of the Company.

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

Additionally, under a real estate loan with Wells Fargo, the Company has outstanding $41 at October 2, 2011 and $322 at December 31, 2010 (re-payments under this real estate loan have been suspended until the revolving credit facility has been renewed). Under the loan agreement, the Company is to make monthly installments of $52 per month plus interest. The Company paid interest expense of approximately $1 and $8 for the three months ended October 2, 2011 and October 3, 2010 and $9 and $26 for the nine months ended October 2, 2011 and October 3, 2010, respectively.

Interest expense under the Wells Fargo credit facility, excluding amortization of debt issue costs and accretion of debt discount, was $40 and $176 for the three and nine months ended October 2, 2011 and $94 and $290 for the three and nine months ended October 3, 2010.

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

The Company has received several short term extensions to the Credit and Security Agreement. The most recent extension with Wells Fargo expires on November 18, 2011. The Company is currently renegotiating terms of a new credit facility with Wells Fargo, and anticipates having a new credit facility in place by November 18, 2011 (See additional discussion at Note N – Management Plans).

The Company has promissory notes outstanding to BDeWees, Inc. XGenIII, Ltd., and John A. Martell, in the principal amounts of $2,000, $2,000 and $2,079, respectively (together the “Subordinated Indebtedness”) (See Note H, Related Party Transactions). Subordination agreements have been executed which subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

NOTE G—DEBT

Long-term debt

Long-term debt consists of the following:

	October 2, 2011	December 31, 2010
Note payable to Chairman, payable in monthly installments of $5 beginning April 1, 2010, with outstanding balance payable at maturity date of February 28, 2012, plus interest at the greater of 5% or the prime rate (3.25% at October 2, 2011 and December 31, 2010) plus 2%, secured by a subordinated interest in substantially all assets owned by the Company	$2,079	$2,079

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.) due November 30, 2011, plus interest at 12% at October 2, 2011 and at December 31, 2010, secured by a subordinated interest in machinery and equipment of 3-D Services, Ltd.	2,000	2,000

Note payable to former members of 3-D Service, Ltd. (XGen III, Ltd.) due November 30, 2011, plus interest at 12% at October 2, 2011 and at December 31, 2010, secured by a subordinated interest in machinery and equipment and inventory of 3-D Services, Ltd.	2,000	2,000

Note payable to bank in monthly installments of $52 through November 18, 2011, plus interest currently at Daily Three Month LIBOR (0.37% and 0.31% at October 2, 2011 and December 31, 2010, respectively) plus 8.25%, secured by inventory and substantially all machinery and equipment (see Note F, Senior Credit Facility)	41	322

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	101	122

Capital lease obligations	985	1,010

	7,206	7,533
Less: current portion	4,257	4,490

	$2,949	$3,043

At October 2, 2011 and December 31, 2010, debt totaling $101 and $122 was classified as held-for-sale, reported as Rail Services for segment reporting purposes (See Note C, Discontinued and Held-for-Sale Operations).

Aggregate maturities of long-term debt for the periods subsequent to October 2, 2011 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2011	$4,257
2012	2,017
2013	932

$7,206

Following is a summary of interest expense for the three and nine months ended October 2, 2011 and October 3, 2010:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3 2010	October 2, 2011	October 3 2010
Interest expense on principal	$228	$204	$738	$570
Amortization of debt issue costs	—	4	—	11
Amortization of debt discount— revolving notes payable	—	28	—	73

	$228	$236	$738	$654

For the three months ended October 2, 2011 and October 3, 2010, interest expense of $3 and for the nine months ended October 2, 2011 and October 3, 2010, interest expense of $7 and $8 was attributable to the Company’s discontinued operations and recorded within Income from Discontinued Operations on the Condensed Consolidated Income Statements.

NOTE H—RELATED PARTY TRANSACTIONS

Trade accounts receivable and accounts payable

As of October 2, 2011, the Company has trade accounts receivable of $323 and $56 due from Martell Electric, LLC and Ideal Consolidated, Inc., respectively.

As of October 2, 2011, the Company has trade accounts payable of $5 due to Martell Electric, LLC.

Long-term debt, officers

In December 2009, the Company announced its plan to sell its Construction and Engineering Services business (“CES business”), consisting of its Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) subsidiaries, in order to raise operating capital and focus on its core industrial services operations. As a result, the Company has reported Martell Electric and Ideal as held-for-sale, and adjusted the carrying value of Martell Electric’s and Ideal’s long-lived assets based on the sale agreement. On February 3, 2010, the Company completed the sale of 100 percent of the equity of Martell Electric and Ideal to the Company’s Chairman and former President and CEO, John A. Martell, and his wife, Bonnie M. Martell, for $3,500, consisting of $750 in cash and a $2,750 reduction in the amounts owed under a previously issued $3,000 note, held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note. Interest expense on the note was $27 and $54 for the three and nine months ended October 2, 2011 and $20 and $37 for the three and nine months ended October 3, 2010.

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

Mr. Martell disputes the settlement of the working capital adjustment, and has requested that the independent directors of the Company negotiate to satisfy the working capital adjustment other than through an increase in the outstanding principal balance of the Martell Note. A letter from Mr. Martell to the Company, dated September 3, 2010, purports to accelerate payment of the amount due under the Martell Note. The subordination agreement prohibits payment without Wells Fargo’s prior written consent, which has not been obtained.

The Company is indebted to the former members of 3-D, Bernie DeWees, whom served as President of MIS through November 20, 2009, for two notes payable (“Seller Notes”) each with a balance of $2,000 at October 2, 2011 and December 31, 2010 (See Note F, Senior Credit Facility and Note G, Long Term Debt). These notes were renegotiated and their maturity dates were extended by one year, on November 30, 2010. Interest is payable monthly at 12%. The loans mature on November 30, 2011. Interest expense on these notes was $120 and $360 for the three and nine months ended October 2, 2011 and $17 and $49 for the three and nine months ended October 3, 2010.

Leases

The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $73 for the three month periods ended October 2, 2011 and October 3, 2010, respectively. The lease for the Hammond, Indiana facility expired on August 3, 2011. The Company leases a facility in South Bend for its former corporate offices from its Chairman of the Board and stockholder. This lease is set to expire in May 2012. As a result of closure and relocation of the corporate office to Massillon in June 2010, the Company no longer uses this office space. The Company is still obligated to pay rent on the South Bend facility. As of October 2, 2011 and December 31, 2010, approximately $81 and $172, respectively, was included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets for the abandoned lease.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $42 and $122 for the three and nine months ended October 2, 2011 and $40 and $119 for the three and nine months ended October 3, 2010.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $135 and $405 for the three and nine months ended October 2, 2011 and October 3, 2010.

NOTE I – INCOME (LOSS) PER SHARE

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

For the three and nine months ended October 2, 2011, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase a weighted average of 52,600 and 61,200, respectively, shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

For the three months ended October 3, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase a weighted average of 40,226 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive. For the nine months ended October 3, 2010, the Company’s common stock equivalents, consisting of a weighted average of 220,541 potential shares of common stock related to convertible subordinated debt securities, warrants to purchase a weighted average of 308,364 shares of common stock and options to purchase a weighted average 62,463 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

NOTE J—CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the power, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At October 2, 2011 and December 31, 2010, approximately 13% and 15%, respectively, of gross accounts receivable were due from entities in the power industry, approximately 26% and 25%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and approximately 23% and 14%, respectively, of gross receivables were due from entities in the rail industry. One customer doing business with the Industrial Services and Rail Services segments accounted for approximately 17% of gross accounts receivable at October 2, 2011. For the three and nine months end October 3, 2010, one other customer, of the Industrial Services segment accounted for approximately 23% of revenue from continuing operations. The loss of any of these customers would have a material adverse effect on the Company.

NOTE K—COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At October 2, 2011 and December 31, 2010, approximately 11% of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three and nine months ended October 2, 2011 and October 3, 2010 is as follows:

	Three Months Ended October 2, 2011	Three Months Ended October 3, 2010	Nine Months Ended October 2, 2011	Nine Months Ended October 3, 2010
Balance at beginning of period	$220	$281	$217	$244
Warranty claims paid	(45)	(15)	(56)	(51)
Warranty expense	25	39	39	112

Balance at end of period	$200	$305	$200	$305

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

Construction and Engineering Services Working Capital Adjustment

Subsequent to agreement of the working capital adjustment related to the sale of our Construction and Engineering Services businesses, the purchasers initiated discussions with the Company’s independent director about restructuring payment of the working capital adjustment. Specifically, the purchasers are requesting that all or part of the working capital adjustment be paid in cash, which would require the consent of the Company’s senior lender, Wells Fargo Bank. MISCOR had elected, as permitted under the purchase agreement, to apply the full amount of the working capital adjustment to the Martell Note. The purchaser, Wells Fargo and the Company’s independent director have not yet reached an agreement on restructuring payment of the working capital adjustment.

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the short-term nature of these instruments.

Debt

As of October 2, 2011 and December 31, 2010, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of October 2, 2011 and December 31, 2010, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the Company’s Chairman of the Board. At October 2, 2011 and December 31, 2010 the aggregate fair value of debt, with an aggregate carrying value of $9,343 and $9,786, respectively, is estimated at $9,382 and $9,884, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE M—SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Reduction of note payable in conjunction with sale of CES business	$—	$1,096

Expiration of conversion option	$—	$18

NOTE N—MANAGEMENT PLAN

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

The Company has received several short term extensions to the Ninth Agreement of the Credit and Security Agreement. The most recent extension with Wells Fargo expires on November 18, 2011. The Company and Wells Fargo have not yet finalized the new credit facility which the Company needs to be able to retire the Wells Fargo line of credit by the November 18, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustments to the reported financial statements have been made that may result from this uncertainty.

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

In 2010, part of the Company’s restructuring plan also included relocating the Company’s corporate offices to Massillon, Ohio in order to more centrally locate our management team within our operational area and reduce selling, general and administrative expenses. This relocation was completed during the second quarter of 2010. Also, as part of this plan, the Company divested the construction and engineering businesses as well as two of our subsidiaries in the rail services industry. As of October 2, 2011, the Company still owns HKEC, which services the rail services industry. The financial results for HKEC are recorded as discontinued operations.

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

Revenues from continuing operations in the nine months ended October 2, 2011 increased approximately 4% from the nine months ended December 31, 2010, reflecting increased service demand. Gross profit increased with lower direct costs and overhead reduction efforts. The benefit of various cost reduction initiatives were realized in selling, general and administrative expenses with a reduction of approximately 65% compared to the nine months ended December 31, 2010. Consequently, the nine months of 2011 as compared to the last nine months of 2010 realized improved operating results. As the Company has experienced improvement in the volume of past due accounts payable, fewer suppliers have placed the Company on credit hold or required cash in advance terms. As more suppliers continue to provide us credit terms, which has allowed us to purchase necessary materials at reduced premiums, we have begun to experience a positive impact in our sales and operating margins in 2011.

The Company has received several short term extensions to the Ninth Agreement of the Credit and Security Agreement. The most recent extension with Wells Fargo expires on November 18, 2011. The Company and Wells Fargo have not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by the November 18, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. As the Company expects to finalize a refinancing of the Wells Fargo credit facility by November 18, 2011 and to repay or extend its other debt obligations by their currently scheduled maturity dates, no adjustments to the reported financial statements have been made that may result from this uncertainty.

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

Results of Operations

Three Months Ended October 2, 2011 Compared to Three Months Ended October 3, 2010

Revenues. Revenues from continuing operations increased by $0.5 million or 6.7% to $8.5 million for the three months ended October 2, 2011 from $8.0 million for the three months ended October 3, 2010. For 2010 and 2011, the Construction and Engineering segment has been classified as discontinued operations. For 2010 and 2011, the Rail Services segment has been classified as discontinued operations. The increase in revenue is related to increased service revenue and a concentrated effort to re-establish the Company in the market place. Additionally, the Company is beginning to experience some economic recovery in most of the markets we serve.

Gross Profit. Total gross profit from continuing operations for the three months ended October 2, 2011 was $1.9 million or 22.3% of revenues from continuing operations compared to $1.3 million or 15.7% of revenues from continuing operations for the three months ended October 3, 2010. For 2010, the Construction and Engineering segment has been classified as discontinued operations. For 2010 and 2011, the Rail Service segment has been classified as discontinued operations. The Industrial Services gross profit increased due to our ability to continue eliminating costs and improve efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations were $1.7 million for the three months ended October 2, 2011 compared to $2.1 million for the three months ended October 3, 2010, reflecting cost reduction efforts, mainly staff reductions, enacted as part of our management plan during the early part of 2010.

Interest Expense and Other Income. Interest expense for continuing operations decreased slightly from the three months ended October 3, 2010 to the three months ended October 2, 2011 mainly due to reduced levels of borrowings on the revolving line of credit, and the reduced interest rate and expense associated with the revolving line of credit. These savings were partially offset by an increase in expense associated with a portion of our subordinated debt. Additionally, the Company recognized $0.1 million of other income as the result of a recovery on a lawsuit, in which the Company was a plaintiff.

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

Income (Loss) from Continuing Operations. Income from continuing operations increased by $1.1 million to $0.1 million for the three months ended October 2, 2011 from $(1.0) million for the three months ended October 3, 2010. The increase in income from continuing operations is primarily attributed to a $0.6 million improvement in gross profit margin and $0.4 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above.

Income from Discontinued Operations. Income from discontinued operations of $0.2 million for the three months ended October 2, 2011 increased compared to income from discontinued operations of $0.0 million for the three months ended

October 3, 2010. The income from discontinued operations as of October 2, 2011 relates directly to our HK Engine Components, LLC subsidiary. The increase is due to increased sales in rail services.

Net Income (Loss). Net income for the three months ended October 2, 2011 was $0.4 million compared to a net loss of ($1.0) million for the three months ended October 3, 2010. The $1.4 million increase was mainly due to improved operating results, including improved margins, improved operational efficiencies and reduced selling, general and administrative expenses within our Industrial Services segment, as well as increased income from discontinued operations related to our HK Engine Components, LLC subsidiary.

Nine Months Ended October 2, 2011 Compared to Nine Months Ended October 3, 2010

Revenues. Revenues from continuing operations increased by $0.9 million or 3.7% to $26.0 million for the nine months ended October 2, 2011 from $25.1 million for the nine months ended October 3, 2010. For 2010, the Construction and Engineering segment has been classified as discontinued operations. For 2010 and 2011, the Rail Services segment has been classified as discontinued operations. The increase in revenue is related to increased service revenue and a concentrated effort to re-establish the Company in the market place. Additionally, the Company continues to experience some economic recovery in most of the markets we serve. These increases in revenues were attributed to both volume and pricing.

Gross Profit. Total gross profit from continuing operations for the nine months ended October 2, 2011 was $5.4 million or 20.8% of revenues from continuing operations compared to $4.2 million or 16.6% of revenues from continuing operations for the nine months ended October 3, 2010. For 2010, the Construction and Engineering segment has been classified as discontinued operations. For 2010 and 2011, the Rail Service segment has been classified as discontinued operations. The Industrial Services gross profit increased due to our ability to continue eliminating costs and improve efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations were $4.9 million for the nine months ended October 2, 2011 compared to $6.6 million for the nine months ended October 3, 2010, reflecting cost reduction efforts, mainly staff reductions, implemented as part of our management plan during the early part of 2010.

Interest Expense and Other Income. Interest expense for continuing operations increased slightly from the nine months ended October 3, 2010 to the nine months ended October 2, 2011 primarily due to interest expense associated with a portion of our subordinated debt, which was partially offset by a decline in interest expense attributed with borrowings against our revolving line of credit.

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

Income (Loss) from Continuing Operations. Income from continuing operations improved by $3.1 million to $0.1 million for the nine months ended October 2, 2011 from $(3.0) million for the nine months ended October 3, 2010. The increase in income from continuing operations is primarily attributed to a $1.3 million improvement in gross profit margin and $1.7 million decrease in selling, general and administrative expenses, as discussed in the gross profit and selling, general and administrative expenses sections above.

Income from Discontinued Operations. Income from discontinued operations of $1.0 million for the nine months ended October 2, 2011 increased compared to income of $0.2 million for the nine months ended October 3, 2010. For the nine months ended October 2, 2010, the income from discontinued operations includes $0.4 million in pretax gain on disposal of discontinued operations. Excluding this pretax gain, this segment generated a loss of ($0.1) million. Additionally, the results for the nine months ended October 3, 2010 include pretax loss from discontinued operations of ($0.4) million related to the Construction and Engineering Services and AMP businesses, which were both divested during the first quarter 2010. Accordingly, the income from discontinued operations as of October 2, 2011 relates directly to our HKEC subsidiary. For this subsidiary, we recorded income from discontinued operations of $1.0 million for the nine months ended October 2, 2011 compared to $0.2 million for the nine months ended October 3, 2010. The increase is due to increased sales in rail services.

Net Income (Loss). Net income for the nine months ended October 2, 2011 was $1.1 million compared to a net loss of $2.8 million for the nine months ended October 2, 2010. The $3.9 million increase was mainly due to improved operating results, including improved margins, improved operational efficiencies and reduced selling, general and administrative expenses within our Industrial Services segment, as well as increased income from discontinued operations related to our HKEC subsidiary.

Liquidity and Capital Resources

At October 2, 2011, we had approximately $2.1 million of working capital, an improvement of $2.0 million as compared to December 31, 2010. The increase is primarily due to a decrease in accounts payable and accrued liabilities owed at October 2, 2011, as the Company generated sufficient cash flow to become compliant with vendor credit terms and to pay off past due obligations to its vendors.

Net cash provided (utilized) by operating activities was $0.7 million for the nine months ended October 2, 2011 compared to ($0.4) million for the nine months ended October 3, 2010. This increase is primarily due to the Company generating income and reducing its levels of accounts receivable.

For the nine months ended October 2, 2011, net cash flows provided (utilized) by investing activities declined by $1.1 million to ($0.2) million compared to $0.9 million for the nine months ended October 3, 2010. This decrease is a direct result of proceeds from the disposal of discontinued operations for the nine months ended October 3, 2010, as well as the acquisition of property and equipment for the nine months ended October 2, 2011.

Net cash utilized by financing activities decreased by $0.1 million to ($0.5) million for the nine months ended October 2, 2011 as compared to ($0.6) million for the nine months ended October 3, 2010. This decrease is directly attributed to repayments against our revolving line of credit and long term debt.

The Company expects that the refinancing of the existing senior credit facility will provide increased availability and additionally, the refinancing of the long-term debt and subordinated notes due in 2011 and early 2012 will provide additional working capital. Prior operating results and the banking environment offer challenges in modifying or establishing a new senior credit facility. Consequently, capital may not be available on acceptable terms, or at all.

We continue our efforts to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, improve operating margins, review alternative financing sources, obtain a term loan collateralized by machinery and equipment, and negotiate extended terms with our vendors.

The Company has received several short term extensions to the Ninth Agreement of the Credit and Security Agreement. The most recent extension with Wells Fargo expires on November 18, 2011. The Company and Wells Fargo have not yet finalized the new credit facility it needs to be able to retire the Wells Fargo line of credit by the November 18, 2011 termination date and to operate throughout 2011. Additionally, $4,000 of other debt is currently scheduled to mature in 2011. These conditions, coupled with its recurring losses from operations, raise substantial doubt as to the Company’s ability to continue as a going concern. No adjustments to the reported financial statements have been made that may result from this uncertainty.

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

As of October 2, 2011, we did not have any material commitments for capital expenditures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of October 2, 2011. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of October 2, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

10.6

Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated July 15, 2010,

among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56 to the registrant’s Annual Report on Form 10-K filed on July 15, 2010)

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

10.11	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.12	AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.13	Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.14	Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.15	Eighth Amendment to Credit and Security Agreement, dated December 13, 2010, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.16	Form of Loan Extension and Modification Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc., MISCOR Group, Ltd. and BDeWees, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.17	Form of Amended and Restated Promissory Note dated November 30, 2010 by Magnetech Industrial Services, Inc. and MISCOR Group, Ltd. in favor of BDeWees, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.18	Form of Amendment to Commercial Security Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc. and BDeWees, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.19	Ninth Amendment to Credit and Security Agreement, dated June 30, 2010, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2011)

10.20	Extension of Ninth Amendment to Credit and Security Agreement, dated August 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.21	Extension of Ninth Amendment to Credit and Security Agreement, dated September 29, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.22	Extension of Ninth Amendment to Credit and Security Agreement, dated October 7, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 10,, 2011)

10.23	Extension of Ninth Amendment to Credit and Security Agreement, dated October 28, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) of the Exchange Act

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

November 14, 2011	By:	/s/ Marc Valentin, CPA
Marc Valentin, CPA
Chief Accounting Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)