Form 10-K
period 2011-12-31
MISCOR GROUP, LTD.
filed 2012-03-01
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of July, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $2,710,749. The registrant does not have any non-voting common equity securities.

As of February 15, 2012, there were 11,785,826 shares outstanding of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

i

ii

PART I (dollars in thousands)

ITEM 1.	BUSINESS

Overview

The Company began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we expanded the nature of our operations as well as our geographic presence, which now includes locations in Indiana, Alabama, Ohio, West Virginia, Maryland and California. In April 2004, we reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, we changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.

The Company made a series of acquisitions until the economic crisis ultimately forced a retrenchment. In December 2009, we announced an overall restructuring plan, which we have completed. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, to align our operations with our long-term vision and allow us to focus on industrial and utility services. In December 2009, we divested AMP Rail Services Canada ULC (“AMP Canada”) in a sale of 100% of its capital stock. Also in December 2009, we announced the planned divestiture of our Martell Electric, LLC (“Martell Electric”), Ideal Consolidated, Inc. (“Ideal”), American Motive Power, Inc. (“AMP”), and HK Engine Components, LLC (“HKEC”) subsidiaries in order to focus on our core business of industrial services. In February 2010, we completed the sale of our Construction and Engineering Services subsidiaries, Martell Electric and Ideal. Martell Electric and Ideal are related parties, through the ownership interest of our Chairman of the Board, John Martell (See Note L, Related Party Transactions). In March 2010, we completed the sale of our AMP subsidiary. In December of 2011, we announced our intentions to no longer have HKEC listed as held for sale. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold in today’s economic environment.

Through December 31, 2011, and prior to the divestitures, we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At December 31, 2011, we operated primarily in two business segments:

•

Industrial Services – Providing maintenance and repair services to several industries including electric motor repair and rebuilding, maintenance and repair of electro-mechanical components for the wind power industry, and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

•	Rail Services – Manufacturing and remanufacturing of power assemblies for large diesel engines for the rail, marine, and power industries.

On November 30, 2011 we refinanced our credit agreement with Wells Fargo Bank N.A. (“Wells Fargo”). In this agreement, Wells Fargo extended our existing $5,000 Senior Credit Facility and approved an additional $1,000 machinery and equipment loan (“M&E Loan”), both with maturity dates of July 31, 2013. The M&E Loan bears interest at a rate per annum equal to the 90-day LIBOR plus 475 basis points through July 31, 2013. We are obligated to make equal monthly installments of $27, plus interest, commencing on December 1, 2011. In the event that the net forced liquidation value of our machinery and equipment is appraised at less than one-hundred percent of the outstanding Term Note principal balance, Wells Fargo may accelerate our repayment obligations over a twelve month period in the amount of such excess.

Additionally, in conjunction with the Wells Fargo refinancing, we completed the renegotiation, refinance, and extension of our subordinated debt. We have three outstanding promissory notes, which are subordinate to Wells Fargo. Two of these notes are substantially identical, being owed to each of B. DeWees, Inc. and X-Gen III, Ltd. (the “3 D Creditors”). Principal amounts outstanding under these notes as of December 31, 2011 total $2,746. Interest on the notes through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Beginning on July 1, 2012, the interest rate on each note increases to the index rate plus nine percentage points, but no less than 19% per annum. Regularly scheduled monthly payments in the amount of $10 per note, plus all unpaid accrued interest, are due beginning on January 1, 2012. Beginning on January 1, 2013, the monthly payments are set to increase to $15 per month, with a balloon payment of the full outstanding principal and accrued interest due on the notes’ maturity date of August 1, 2013. The third subordinated note totals $1,236 principal amount outstanding as of December 31, 2011. Interest on the note through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Interest on the note is calculated through February 28, 2013 as the greater of 7.5% or 2% plus prime, increasing to the greater of 9.5% or 2% plus prime beginning on March 1, 2013 until maturity. We are required to make regular monthly installment payments of principal in the amount of $7.5 beginning on January 1, 2012, which amount increases to $12.5 monthly beginning on January 1, 2013 until payoff or maturity.

We used the proceeds of the machinery and equipment loan to make a combined cash payment to our three subordinated debt holders of $950 on November 30, 2011. Additionally, by terms of the subordinated debt agreements, on December 29, 2011, we made a combined payment to our three subordinated debt holders in the amount of $720. This payment was funded by our operating cash flows. The credit agreement allows us to make substantial repayments towards the outstanding principal of our subordinated notes. This refinancing is expected to reduce the Company’s interest expenses going forward, improve overall capital structure, and facilitate execution of strategic initiatives. The Company expects annual interest costs of approximately $616 on $8,464 of debt, which provides for roughly $353 in interest cost savings.

Business Strategy

Our objective is to be a leading provider of integrated mechanical and electrical products and services to industry. To achieve that objective, we intend to structure the Company in order to capitalize on long term growth opportunities in the wind power and utility markets as well as the heavy industry market.

Employees

At December 31, 2011, we had 269 employees, of which 70 were salaried and 199 were hourly employees. At that date, approximately 14% of the Company’s employees were covered by two collective bargaining agreements, one which expired during August 2011 (and has not been renewed), with the other being renewed during 2011, expiring in December 2014. We believe our relations with our employees are good.

Segment Information

In December 2009, we announced an overall restructuring plan, which we have completed implementing. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which would allow us to focus on our core competency of Industrial Services. As part of the overall restructuring plan, it was our intent to sell HKEC. However, in December of 2011, we announced our intentions to no longer have HKEC listed as held for sale. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold. Prior to the divestitures, we operated in three business segments: Industrial Services, Construction and Engineering Services, and Rail Services.

The following table summarizes financial information concerning our three reportable segments as of and for the years ended December 31, 2011 and 2010 (amounts in thousands).

	Year ended December 31,
	2011	2010
Revenues:
Industrial Services	$33,849	$33,068
Construction and Engineering Services	—	1,721
Rail Services	12,038	8,426
Corporate	—	—
Elimination	—	(3)
Discontinued operations	—	(2,430)

Consolidated	$45,887	$40,782

Gross Profit:
Industrial Services	$6,720	$5,718
Construction and Engineering Services	—	35
Rail Services	2,724	1,104
Corporate	—	(8)
Elimination	—	—
Discontinued operations	—	98

Consolidated	$9,444	$6,947

Net income (loss):
Industrial Services	$(401)	$(9,574)
Construction and Engineering Services	—	(797)
Rail Services	1,264	(395)
Corporate	(209)	(711)
Elimination	—	(412)

Consolidated	$654	$(11,889)

	As of December 31,
	2011	2010
Total assets:
Industrial Services	$20,396	$22,654
Rail Services	3,643	3,493
Corporate	745	1,029

Consolidated	$24,784	$27,176

Following is additional information regarding our three business segments through December 31, 2011.

Industrial Services Segment (Continuing Operations)

We have organized our Industrial Services segment into one primary business group. This group provides on-site and off-site maintenance and repair services for electro-mechanical equipment. To supplement these services, we also provide education and training services.

Principal Products, Services, Markets and Distribution

Our Industrial Services segment provides maintenance and repair services for both alternating current (AC) and direct current (DC) electro-mechanical devices; including breakers, generators, magnets, motors, transformers and switchgear. Our customers operate in a broad range of major industries, including steel, railroad, marine, petrochemical, pulp and paper, wind energy, mining, automotive and power generation.

The Industrial Services segment accounted for approximately 74% and 81% of total consolidated revenues, including revenues of discontinued operations, for the years ended December 31, 2011 and 2010, respectively.

Marketing and Customers

The products and services comprising our Industrial Services segment are marketed principally by personnel based at our seven locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services. No customer of our Industrial Services Segment accounted for more than 10% of our consolidated revenues for the year ended December 31, 2011 and 2010.

Business Strategy

We seek to continue to strengthen and broaden our position as a provider of maintenance service and repair, industrial education and training and complimentary services to the industries we serve throughout the United States. In addition, our strategy is to expand into other geographic markets with respect to the remanufacture and repair services for renewable wind generation facilities and wind generators. To achieve these objectives, we are pursuing the following business strategies:

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

Raw Materials

The principal raw materials used in our Industrial Services segment are copper, raw steel and various flexible materials. Certain raw materials are obtained from a number of commercial sources at prevailing prices and we do not depend on any single supplier for any substantial portion of raw materials. We source our copper and raw steel from across the country via multiple sources. The cost to deliver copper and raw steel can limit the geographic areas from which we can obtain this material. We attempt to minimize this risk by stocking adequate levels of key components. However, we may encounter problems at times in obtaining the raw materials necessary to conduct our business.

Competition

The level of competition we face varies depending on the electro-mechanical device and the region of the country. While we tend to compete with various original equipment manufactures, such as General Electric Company, most of our primary competitors are local electro-mechanical maintenance and repair service shops within their specific region of the United States.

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

Foreign Sales

Our Industrial Services segment derives a portion of its revenues from foreign customers. Foreign sales for the years ended December 31, 2011 and 2010 were approximately $600 or 0.2% and $200 or 0.7% of the total revenues of this segment, respectively. Revenues from sales to foreign customers for the Industrial Services segment are denominated in U.S. dollars.

Backlog

At December 31, 2011, the backlog of our Industrial Services segment was approximately $4,700 compared to $6,400 at December 31, 2010. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. The decline in our backlog is due to the timing of orders received by our customers. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

With respect to our Industrial Services segment, our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we must have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes G and H of our Notes to Consolidated Financial Statements.

Seasonality and Quarterly Fluctuations

Our revenues from the Industrial Services segment may be affected by the timing of scheduled outages at our industrial customers’ facilities and by weather conditions with respect to projects conducted outdoors, but the effects of seasonality on revenues in our diesel engine components business are insignificant. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

Rail Services Segment

Business Strategy

In March 2005, we acquired certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. This acquisition launched the Rail Services Group and the diesel engine components business of our Rail Services segment, which is conducted through HK Engine Components, LLC (“HKEC”).

In December 2009, the Company announced its plan to sell its HKEC subsidiary in order to focus on its core industrial services operations. Due to favorable results from our ongoing profit improvement plan and restructuring activities, we assessed the classification of HKEC and found it to be in the Company’s best interest to forego selling HKEC at this time. Coupled with this and the fact that we see significant value in HKEC, during December of 2011 we announced our intentions to no longer sell HKEC.

Principal Products, Services, Markets and Distribution

HKEC manufactures and remanufactures power assemblies for large diesel engines used in the rail, marine, and power industries. HKEC also engineers, manufactures and sells other related component parts for these large engines. HKEC customers include companies that use, manufacture or distribute diesel engines and related components for the railroad, utilities, maritime and offshore drilling industries.

HKEC accounted for approximately 26% and 19% of total consolidated revenues for the years ended December 31, 2011 and 2010, respectively.

Marketing and Customers

The products and services comprising HKEC are marketed principally by personnel based at our two locations and independent sales representatives. One customer, CSX, Inc., accounted for 59% of HKEC’s revenues during the years ended December 31, 2011 and 2010. The loss of this customer would have a material adverse effect on the Company.

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

Competition

Our two largest competitors in the diesel engine components market are General Electric and the former Electro Motive Diesel division of General Motors Corporation. We believe that our HKEC subsidiary is the largest supplier of diesel engine components in the United States that is not an original equipment manufacturer, based on revenues for the year ended December 31, 2011. There are a number of smaller competitors.

Participants in this industry compete primarily on the basis of service, quality, timeliness and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments.

Foreign Sales

For HKEC for the years ended December 31, 2011 and 2010, foreign sales were $2,400 or 20% of total segment revenues, and $1,900 or 24% of total segment revenues, respectively. There are no sales denominated in currencies other then the US dollar.

Backlog

At December 31, 2011, the backlog of HKEC was approximately $3,100 compared to $2,300 at December 31, 2010. The increase is due to contracts in place with CSX, Inc. and Union Pacific, Inc. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

For HKEC product sales, our customers typically pay within 30 to 60 days from the date of shipment, while some foreign customers typically pay within 90 days. Our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we are required to have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes G and H of our Notes to Consolidated Financial Statements.

Seasonality and Quarterly Fluctuations

The effects of seasonality on revenues for HKEC are insignificant. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

Rail Services Segment (Discontinued Operations)

Business Strategy

In December 2009, we announced our plan to divest our Rail Services businesses, consisting of three subsidiary operations, AMP, AMP Canada and HKEC, in order to concentrate on our core business of Industrial Services. (See Note C, Discontinued Operation in our Notes to Consolidated Financial Statements). During December 2011, we announced our intentions to no longer have HKEC listed as held for sale. Discussion related to HKEC (continuing operations of the Rail segment) is included above.

In December 2009, we completed the sale of our AMP Canada subsidiary to 4107730 Canada, Inc. (d/b/a Novatech, Inc.) (“Novatech”) in a transaction governed by Canadian federal law and provincial law of the Province of Quebec. The sale agreement provided for Novatech’s purchase of all of the outstanding stock of AMP Canada and Novatech’s assumption of a demand promissory note evidencing debt that was owed by AMP Canada to AMP. The AMP Canada Note was assigned by AMP to Novatech. Accordingly, what was once an intercompany debt became a third party debt owed by AMP Canada/Novatech to AMP/the Company. Although the Company continues to pursue collection of this note, the note was determined to be uncollectible, and $379 was written off as of December 31, 2010.

In March 2010, we completed the sale of 100 percent of the outstanding stock of AMP to LMC Transport, LLC (“LMC”). The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued Operations). Wells Fargo consented to this transaction and released its liens on AMP’s assets and any rights under or to AMP’s stock by letter dated March 15, 2010.

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

The sale agreement set forth a target working capital range of $2,900 – $3,200 at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1,226. During the first half of 2010, the Company recorded working capital adjustments of $(1,654), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric, with the final sale proceeds consisting of a cash payment of $750 and a net reduction of $1,096 in amounts owed under the Martell Note. During the year ended December 31, 2010, the Company recognized a pretax gain on sale of $136 from the sale of its CES business, which was included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2011, we conducted our business from nine locations in the United States. We lease facilities in South Bend, Hammond, and Merrillville, Indiana; Hagerstown, Maryland; Boardman and Massillon, Ohio; Huntington, West Virginia; and Visalia, California. Our leases have terms expiring at various times through November 2017, with annual base rental payments ranging from $39 to $566. The lease for our South Bend facility was the previous site of our corporate office, which has since moved to Massillon, Ohio, but we continue to have a lease obligation until May 2012. We own our facilities in Weston, West Virginia and Saraland, Alabama.

Our Hagerstown, Maryland and Weston, West Virginia facilities are used in the Rail Services segment. The other facilities are used in the Industrial Services segment of our business. We maintain our executive offices at our Massillon, Ohio facility.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space would be available on commercially reasonable terms as needed to accommodate any expansion of our operations.

We lease our facilities in South Bend and Hammond, Indiana, and Boardman, Ohio from several limited liability companies, all of which are indirectly owned by John A. Martell, our Chairman. We lease our Hagerstown, Maryland facility from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HKEC, is a partner. We lease our Massillon, Ohio facility from a limited liability company of which BDeWees, Inc. is a member. Bernard L. DeWees, former President of Magnetech, is a beneficial owner of BDeWees, Inc. We lease our Visalia, California facility, along with substantially all of the equipment used at our Visalia, California facility from Gene Quesnoy, the former owner of VEMS and an employee of MIS until March 2010. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this report.

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

Market Information and Holders

Our common stock became eligible to trade on the OTC Bulletin Board on August 1, 2006, under the symbol MCGL. In connection with a 1-for-25 reverse stock split of our common stock which became effective on January 14, 2008 (the “Reverse Stock Split”), our common stock became traded on the OTC Bulletin Board under a new symbol, MIGL. During March 2011, our common stock ceased to be eligible for trading on the OTC Bulletin Board, and is currently trading in the OTCQB. The following table sets forth the range of reported high and low bid quotations for our common stock as reported on the OTC Bulletin Board and Pink Sheets for the periods indicated. Sales price information consists of quotations by dealers making a market in our common stock and may not necessarily represent actual transactions. As a result, the sales price information for our common stock reflects inter-dealer prices without any mark-ups, mark-downs or commissions. In addition, trading in our common stock is limited in volume and may not be a reliable indication of its market value.

Fiscal Year 2011	High	Low
1st quarter ended 4/3/11	$0.35	$0.11
2nd quarter ended 7/3/11	$0.48	$0.15
3rd quarter ended 10/2/11	$0.38	$0.27
4th quarter ended 12/31/11	$0.45	$0.27

Fiscal Year 2010	High	Low
1st quarter ended 4/4/10	$0.48	$0.31
2nd quarter ended 7/4/10	$0.44	$0.30
3rd quarter ended 10/3/10	$0.45	$0.24
4th quarter ended 12/31/10	$0.35	$0.14

As of February 15, 2012, there were 11,785,826 shares of common stock outstanding and approximately 60 shareholders of record. Our common stock was held by approximately 623 beneficial owners as of such date. In addition, as of that date we had outstanding:

•	warrants to acquire up to 308,197 shares of our common stock at fixed exercise prices ranging from $0.25 to $8.50 per share;

•	options issued under our 2005 Stock Option Plan to acquire 53,000 shares of our common stock at exercise prices ranging from $0.38 to $10.01 per share.

The number of shares issuable upon exercise of the warrants, as well as the respective fixed exercise and conversion prices, are subject to adjustment as provided in the applicable securities and related agreements.

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

The Plan is administered by our Board of Directors or a committee of the board designated for that purpose. The grants described below were approved by our full Board of Directors, which has since designated the Compensation Committee of the Board to act as administrator of the Plan. The administrator has the power to determine the persons eligible to participate in the Plan and the terms of each option, including the exercise price, the number of shares subject to the option, whether the option is an incentive stock option or a non-statutory option, and the duration of the option.

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

During 2010, options to acquire 66,000 shares of common stock were granted under the Plan. During 2011, no options were granted under the Plan. As of December 31, 2011, options to acquire a total of 189,000 options have been granted to participants, of which 136,000 have been forfeited or exercised, leaving 147,000 shares available for future option grants under the Plan.

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

Those directors, officers and key employees of MISCOR and of each of MISCOR’s subsidiaries who are designated by the Compensation Committee for participation in the Plan are eligible to be issued rights to purchase shares of restricted stock under the Plan. If a participant’s employment is terminated within three years after the shares are purchased for any reason other than death or disability, the participant must sell the restricted shares back to the company for the original price, which may be zero. If a participant’s employment is terminated during the three-year restriction period as a result of death or disability, or after the expiration of the restriction period for any reason, the participant must sell the restricted shares back to the company at their fair market value (which generally will be equal to an average of the closing bid and asked prices of the company’s common stock as quoted on the NASD’s OTC Bulletin Board or Pink Sheets for the five days immediately preceding the date of termination of employment). In the event of a sale of our company or our company’s liquidation, the foregoing restrictions will lapse. Any other transfer or attempted transfer of a participant’s shares except as described above will be null and void. The Plan defines a sale of our company as the sale of all of our capital stock (whether by direct sale or through a merger, share exchange or other business combination) or the sale of substantially all of our assets.

During 2010, 10,000 shares of restricted stock were granted under the Plan. During 2011, no shares of restricted stock were granted under the Plan. As of December 31, 2011, 46,700 shares of restricted stock have been granted to participants, of which 30,700 have been forfeited, and 6,000 shares have been repurchased, leaving 90,000 shares available for future offers and issuance under the Plan.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
2005 Stock Option Plan	53,000	$1.30	147,000
2005 Restricted Stock Purchase Plan	10,000	$0.35	90,000

Total	63,000	$1.15	237,000

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking-statements that involve risks and uncertainties. See “Forward-Looking Statements” below. The following discussion should be read with our audited consolidated financial statements and the notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Overview

The Company began operations in July 2000 with the acquisition of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we expanded the nature of our operations, as well as our geographic presence, until the economic crisis forced retrenchment.

In December 2009, we announced an overall restructuring plan, which we have completed. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which will align our operations with our long-term vision and allow us to focus on industrial and utility services. During December of 2011, we announced our intentions to no longer have HKEC listed as held for sale. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold.

Through December 2011, and prior to the divestitures, we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At December 31, 2011, we operated primarily in two business segments:

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

•	Rail Services – Manufacturing and remanufacturing of power assemblies for large diesel engines for the rail, marine, and power industries.

In December 2009, we announced our planned divestiture of our Martell Electric, Ideal, AMP, and HKEC subsidiaries in order to focus on our core business of industrial services (See Note C, Discontinued Operations in our Notes to Consolidated Financial Statements). During December of 2011, we announced our intentions to no longer have HKEC listed as held for sale. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold.

Financing matters

On January 14, 2010, we and Wells Fargo executed a Sixth Amendment to the credit agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement in the following respects:

•	Consented to our planned sale of our business;

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;

•	Required additional weekly principal payments of $10 on the real estate term note; and

•

Extended until January 27, 2011, and reduced to $1,000 the previously agreed upon requirement for the Company to raise $2,000 additional capital through subordinated debt, asset sales, or additional cash equity.

On February 3, 2010, we completed the sale of 100 percent of the equity of Martell Electric and Ideal to our Chairman and former President and Chief Executive Officer, John A. Martell, and his wife, Bonnie M. Martell, for $3,500, consisting of $750 in cash and a $2,750 reduction in the amount owed under a previously issued $3,000 note held by Mr. Martell (the “Martell Note”). Under the sale agreement, the purchase price was subject to a working capital adjustment which we could satisfy either with cash or by increasing the outstanding principal amount of the Martell Note.

The sale agreement set forth a target working capital range of $2,900 – $3,200 at closing. Immediately post-closing, the actual combined working capital for Martell Electric/Ideal was approximately $1,226. During the first half of 2010, we recorded working capital adjustments of $(1,654), choosing to satisfy the working capital adjustment by increasing the outstanding principal amount of the Martell Note. These adjustments brought the final sale price to $1,846, comprised of $527 for Ideal and $1,319 for Martell Electric, with the final sale proceeds consisting of a cash payment of $750 and a net reduction of $1,096 in amounts owed under the Martell Note. During the year ended December 31, 2010, we recognized a pretax gain on sale of $136 from the sale of its CES business, which was included in the Company’s Consolidated Statement of Operations within Loss from Discontinued Operations.

On February 14, 2010, we received a letter agreement from Wells Fargo which amended the Credit Agreement as follows:

•	Revised the terms of Wells Fargo’s consent to the sale of our CES business; and

•	Extended until February 19, 2011 the requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

In March 2010, we completed the sale of 100 percent of the outstanding stock of our wholly owned subsidiary AMP to LMC. The purchase price of the capital stock of AMP was $1 and the receipt from Dansville Properties, LLC, an affiliate of LMC, of a release of MISCOR from our guaranty of AMP’s lease obligations (See Note C, Discontinued Operations in our Notes to Consolidated Financial Statements).

On April 15, 2010, we and Wells Fargo executed a Seventh Amendment to the credit agreement (the “Seventh Amendment”). The Seventh Amendment amended the credit agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ended December 31, 2010;

•	Adjusted the minimum book net worth covenant to $21,500 as of December 31, 2010;

•	Adjusted the allowable capital expenditures for the year ended December 31, 2010 to a maximum of $500;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2010; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, we agreed to pay Wells Fargo an accommodation fee equal to $75, $25 of which was payable on the date of the execution of the Seventh Amendment, with $25 due within 30 days and $25 due within 60 days.

On December 17, 2010, we and Wells Fargo entered into the Eighth Amendment to credit agreement (“the Eight Amendment”). In the Eighth Amendment, Wells Fargo agreed to extend the credit agreement through June 30, 2011, pursuant to the following revised terms:

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

On June 30, 2011, we and Wells Fargo entered into the Ninth Amendment to the credit agreement (“the Ninth Amendment”). In the Ninth Amendment, Wells Fargo agreed to extend the credit agreement through August 31, 2011, pursuant to the following revised terms:

•	Reduced interest rate of LIBOR plus 4.75%;

•	An addition of up to $300 of eligible progress billing accounts; and

•	A reduced revolver availability of $5,000.

There was no accommodation fee paid to Wells Fargo in connection with the Ninth Amendment.

We and Wells Fargo extended the terms of the Ninth Amendment on several occasions until November 30, 2011.

On November 30, 2011, we and Wells Fargo entered into the Tenth Amendment to the credit agreement (“the Tenth Amendment”). We extended the existing revolver and executed a new machinery and equipment term loan (“M&E Loan”) to reflect its outstanding borrowings under the credit agreement. The M&E Loan bears interest at a rate per annum equal to the 90-day LIBOR plus 475 basis points through July 31, 2013. We are obligated to make equal monthly installments of $27, plus interest, commencing on December 1, 2011. In the event that the net forced liquidation value of our machinery and equipment is appraised at less than one-hundred percent of the outstanding M&E Loan principal balance, Wells Fargo may accelerate our repayment obligations over a twelve month period in the amount of such excess. In the Tenth Amendment, Wells Fargo agreed to extend the credit agreement through July 31, 2013, pursuant to the following revised covenants:

•	Maintenance of minimum net income of not less than $500 during the fiscal year ending on December 31, 2011;

•	Maintenance of a fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of each fiscal months for the 12 months then ended commencing with the fiscal month ending March 31, 2012;

•	No net loss during any fiscal year-to-date period in excess of $250; and

•	No capital expenditures of more than $600 during any fiscal year ending on or after December 31, 2012.

Wells Fargo was paid a $50 accommodation fee in connection with the Tenth Amendment.

As required by the Tenth Amendment, we completed the renegotiation, refinance, and extension of our subordinated debt. We have three outstanding promissory notes, subordinate to the Lender. We used the proceeds of the M&E Loan to make cash distributions to our subordinated debt holders by paying $317 in principal on each of three outstanding subordinated promissory notes on November 30, 2011.

Prior to this refinancing, we were indebted to each of BDeWees, Inc. and XGen III, Ltd. (the “3D Creditors”) for two secured promissory notes each with a principal balance of $2,000, both set to mature on November 30, 2011. We negotiated the extension of the 3D Creditor notes and executed two Amended and Restated Promissory Notes with a maturity date of August 1, 2013. Interest on the notes through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Beginning on July 1, 2012, the interest rate on each note increases to the index rate plus nine percentage points, but no less than 19% per annum. Regularly scheduled monthly payments in the amount of $10 per note, plus all unpaid accrued interest, are due beginning on January 1, 2012. Beginning on January 1, 2013, the monthly payments are set to increase to $15 per month, with a balloon payment of the full outstanding principal and accrued interest due on the notes’ maturity date of August 1, 2013.

In conjunction with these notes, we executed Loan Extension and Modification Agreements, which govern our repayment of the notes, and outline our ongoing obligations to the 3-D Creditors and the scope of their security interest. Specifically, we are required to make the following special scheduled repayments of each of the 3D Creditor notes in the amounts set forth below:

•	November 30, 2011 – $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 – $300 (paid from operating cash flow); and

•	No later than June 30, 2012 – $250.

Additionally, the 3D Creditor Loan Extension and Modification Agreements cap our borrowing power with the Lender to a maximum aggregate amount of $6,000, limit our ability to accelerate payment to our other subordinated creditor, John A. Martell (“Martell”) without prior consent, and contain customary representations and warranties. Further, as required by the Lender, the 3D Creditors executed an Amended and Restated Subordination Agreement in favor of Wells Fargo on November 30, 2011. In the subordination agreement, the 3D Creditors acknowledge the continued subordination of their notes and security interest in the assets of the Company, subject to a first priority lien held by Wells Fargo. Specifically, the 3D Creditors each agree that Wells Fargo may prohibit us from making the monthly payments on each note, as stated above, if we are in default of our obligations to Wells Fargo, and both further agree that we are permitted to make the special scheduled repayments, as outlined above, only if our excess availability is greater than $500 at the time each special repayment is due. We must obtain Wells Fargo’s approval prior to making any additional repayments, in excess of those outlined above, on either note.

The Company also renegotiated and extended our outstanding promissory note with Martell. Prior to this refinancing, we were indebted to our Chairman of the Board and former President and CEO, Martell, for a secured promissory note in the amount of $425, which arose out of our sale of Martell Electric, LLC and Ideal Consolidated, Inc. to Mr. Martell on February 3, 2010. Under the agreement governing the sale to Martell, the purchase price was subject to a working capital adjustment which we could satisfy either with cash or by increasing the outstanding principal amount of Martell’s promissory note. We had been engaged in negotiations with Martell for several months to settle the working capital adjustment, which culminated in our execution on November 30, 2011 of a Mutual Release between our Company, Mr. Martell, and his wife, Bonnie M. Martell, in which the parties agree to a working capital adjustment figure that was incorporated into the Martell note, and release any and all potential claims or actions between the parties. In conjunction with the Mutual Release, we executed an Amended Promissory Note payable to Martell in the amount of $1,683 with a maturity date of October 31, 2013, which reflects the principal balance due on the February 3, 2010 note and the working capital adjustment. Interest on the note is calculated through February 28, 2013 as the greater of 7.5% or 2% plus prime, increasing to 9.5% or 2% plus prime beginning on March 1, 2013 until maturity. We are required to make regular monthly installment payments of principal in the amount of $7.5 beginning on January 1, 2012, which amount increases to $12.5 monthly beginning on January 1, 2013 until payoff or maturity. Additionally, we are required to make the following special scheduled repayments of the Martell note in the amounts set forth below:

•	November 30, 2011 – $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 – $120 (paid from operating cash flow); and

•	No later than June 30, 2012 – $250.

In the event of default, Martell may increase the interest rate and accelerate the outstanding indebtedness. Additionally, as required by the Lender, Martell executed an Amended and Restated Subordination Agreement in favor of the Lender on November 30, 2011. In the subordination agreement, Martell acknowledges the continued subordination of his note and security interest in the assets of the Company, subject to a first priority lien held by Wells Fargo. Specifically, Martell agrees that Wells Fargo may prohibit us from making the monthly payments on his note, as stated above, if we are in default of our obligations to Wells Fargo, and further agrees that we are permitted to make the special scheduled repayments, as outlined above, only if our excess availability is greater than $500 at the time each special repayment is due.

Additionally, on November 30, 2011, Martell executed an Agreement for Subordination of Security Interest and Payment of Debt in favor of the 3D Creditors, in which Martell agrees to subordinate his security interest in certain Company assets in favor of the security interest held by the 3D Creditors. The agreement also prohibits us from making any additional repayments, in excess of the scheduled monthly payments and special scheduled payments outlined above, on the Martell note prior to maturity. However, if a special payment were to be made, Wells Fargo and all three subordinated parties would need to agree to any special payment.

As of December 31, 2011, the Company is not in violation of any covenants with Wells Fargo.

In conjunction with this refinancing, we also executed lease extensions on two of our service facilities owned by Martell, in which we agree to extend the leases of our Boardman, Ohio and Hammond, Indiana facilities through May 5, 2015, with no change in the respective lease rates.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation – The consolidated financial statements include the accounts of MISCOR and its wholly owned subsidiaries, MIS and HKEC. Additionally, the accounts for Martell Electric, and Ideal, are included for one month for the year ended December 31, 2010, while the accounts for AMP are included through March 8, 2010, their respective sales date. All significant intercompany balances and transactions have been eliminated.

Reclassifications – Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for inventory costing, asset valuations, costs to complete and depreciation. Actual results could differ from those estimates.

Accounts receivable and allowance for doubtful accounts – We carry accounts receivable at sales value less an allowance for doubtful accounts. We periodically evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. We evaluate items on an individual basis when determining accounts receivable write-offs. Our policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.

Discontinued operations and assets and liabilities held-for-sale – When we have committed to a plan to divest a business, that businesses’ long-lived assets are valued at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying amount exceeds its estimated fair value, an impairment loss is recognized. Fair values are estimated using accepted purchase agreements or expected selling price based on consultations with third parties. Depreciation and amortization expense is not recorded on assets of businesses to be divested once they are classified as held-for-sale.

Assets and liabilities and results of operations of businesses to be, or subsequently divested, are reclassified from their historical presentation to assets and liabilities of operations held-for-sale on the Consolidated Balance Sheets and to discontinued operations on the Consolidated Statements of Operations for all periods presented. The gains or losses associated with these divested or to be divested businesses are recorded within discontinued operations on the Consolidated Statements of Operations.

In the prior year, HKEC was “held-for-sale” and accordingly no depreciation was recorded on its long-lived assets. Based on the Company’s fourth quarter 2011 decision to not sell HKEC, the Company was required to record catch up depreciation in the fourth quarter of 2011 for periods prior thereto. Such amounts were for $183 for 2010 and $136 for the first three quarters of 2011 and are reflected as a reduction of gross profit.

Inventory – We value inventory at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and slow-moving goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

Other intangible assets – Other intangible assets consisting mainly of customer relationships and a technical library, were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 15 to 20 years. These intangible assets are being amortized under the straight-line method. Amortization expense for the other intangible assets was $430 and $442 for the years ended December 31, 2011 and 2010, respectively. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

Long-lived assets – We performed reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and their eventual dispositions are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

Revenue recognition – Revenue from continuing operations consists primarily of sales and service of industrial magnets, electric motors, electrical power distribution systems, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at the Company’s site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For service to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. However, for service sales in which the contract price exceeds $75 and takes longer than 13 weeks to complete, the Company utilizes the percentage of completion methodology for revenue recognition.

We provide for an estimate of doubtful accounts, based on specific identification of customer accounts deemed to be uncollectible and historical experience.

Warranty costs – We warrant workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs. Warranty expense (recovery) was ($69) and $52 for the years ended December 31, 2011 and 2010, respectively.

Income taxes – We account for income taxes using the asset and liabilities method. We classify interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2011 and 2010 (See Note J, Income Taxes).

In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. We established a full valuation allowance and reduced its net deferred tax asset, principally related to our net operating loss carryovers, to zero as of December 31, 2011 and 2010. We will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods. If we continue to achieve profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

We are subject to audits by various taxing authorities, and the audits may result in proposed assessments where the ultimate resolution results in our owing additional taxes. We are required to establish reserves when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit. We believe that its tax return positions are appropriate and supportable under relevant tax law. We have evaluated our tax positions for items of uncertainty and has determined that its tax positions are highly certain. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2011 and 2010.

Stock based compensation – We account for stock based compensation in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

New Accounting Standards.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Recent Developments

Liquidity Issues. During 2009, we incurred a net operating loss. In addition, during 2009, periodically, we were not in compliance with financial and other covenants required under its existing Wells Fargo credit agreement. Due to these factors, our board of directors approved a restructuring plan, which led to the public announcement on December 23, 2009, of the of our Montreal-based rail subsidiary and its intent to divest its remaining subsidiaries in the Rail Services and Construction and Engineering Services subsidiaries, to allow MISCOR to concentrate on industrial and utility services as the refocused vision for us. In February 2010, we announced the completion of the Construction Services divestiture and a plan to re-locate our corporate headquarters to Massillon, Ohio. The restructuring plan also included reductions in operating expenses through workforce downsizing and furloughs, short term idling of excess production capacity, suspension of pay increases and bonuses, and consolidations of certain operational and administrative functions, which have resulted in a significant reduction in our ongoing operating expenses. In December 2011, we decided against divesting the HKEC business. Due to the favorable results from ongoing profit improvement plan and restructuring activities, we assessed the classification of HKEC and found it to be in the best interest to forgo selling HKEC at this time.

Through December 31, 2011, we have completed the divestiture of our CES businesses and two of the three operating units of its Rail Services business. As a result of these divestitures, we have experienced a reduction of the Company’s working capital requirements, and it has allowed management to focus on and devote appropriate resources to its Industrial Services businesses. We were able to meet the financial covenants required by the credit agreement for fiscal 2011. In November 2011, the Company successfully negotiated the Tenth Amendment to its credit agreement. As part of this agreement, certain bank covenants have been put into effect. In the event we are unable to attain the results established in our bank covenants, we may have future debt covenant violations and the lender could claim a default and demand repayment. If Wells Fargo demands immediate repayment of the outstanding borrowings under the credit agreement; currently, we do not have means to repay or refinance the amounts that would be due. If demanded, and if we were unable to repay or refinance the amounts due under the credit agreement, Wells Fargo could exercise its remedies there under, including foreclosing on substantially all of our assets, which we pledged as collateral to secure obligations under the credit agreement.

Continuing into 2011, our management plan was to continue cost cutting efforts, by improving gross margins via strategic sourcing and improved efficiencies. As a byproduct of our ability to generate positive operating cash flows during 2011, we have been able to repair damaged relationships with many of our vendors, who were adverse to providing credit terms or even selling to us. Additionally, during the year, we successfully negotiated the Tenth Amendment to its credit facility with Wells Fargo, which includes the addition of a $1,000 term loan. As a requirement of the tenth amendment of the Wells Fargo credit agreement, we were able to successfully renegotiate terms with our subordinated debt holders. During the last part of 2010 and in the middle of 2011, we added salesmen in key strategic areas in order to grow revenues. We anticipate benefiting from these additions and will consider adding additional salesmen if warranted.

Operating Results

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Total revenues attributed to continuing operations increased by $5,105 or 12.5% to $45,887 in 2011 from $40,782 in 2010. This increase is comprised of a $2,360 or 8.3% increase in service revenues and a $2,745 or 22.0% increase in product sales. Industrial Services revenues increased by $781 or 2.4%, while revenues for the Rail Services increased $3,612 or 42.9%. The increase in the service revenues represents a concerted effort to re-establish ourselves in the market place, as well as a general economic recovery in the markets we serve, resulting in increases in volume and selling price. The increase in product sales is primarily related to demand for engine components produced by our HKEC unit.

Gross Profit. Total gross profit in 2011, attributed to continuing operations, was $9,444 or 20.6% of total revenues compared to $6,947 or 17.0% of total revenues in 2010. This represents an increase of $2,497 or 36.1%. This increase is comprised of a $1,323 or 29.8% increase in service revenues and $1,174 or 47.3% in product sales. Industrial Services gross profit increased by $1,002 or 17.5%, while gross profit for the Rail Services increased $1,620 or 146.7%. In all cases, service revenue and product sales gross profit increased due to our ability to eliminate costs and improve operational efficiencies. Included as a reduction against gross profit in 2011is a $183 charge related to 2010 depreciation on HKEC. In the prior year, HKEC was “held-for-sale” and accordingly no depreciation was taken. Based on the Company’s decision to not sell HKEC, the Company was required to record depreciation for 2010 during the year ended December 31, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses excluding goodwill impairment in 2010, attributed to continuing operations decreased to $8,247 in 2011 from $9,513 in 2010. Selling expenses were 5% of total revenues in 2011 and 7% of total revenues 2010. Selling expenses for Industrial Services were 6% of Industrial Services revenues in 2011 and 7% of Industrial Services revenues in 2010. Selling expenses for Rail Services were 4% of Rail Services revenues and 6% of Rail Services revenues in 2010. General and administrative expenses decreased 13% to $5,744 in 2011 from $6,591 in 2010. This decrease in expenditures was accomplished through reduced staffing, reduced consulting fees, spending freezes, closure of our South Bend, Indiana corporate office, and reduced bad debts. General and administrative expenses were 12% and 17% of total revenues for 2011 and 2010, respectively. General and administrative expenses for Industrial Services were 14% of Industrial Service revenues for 2011 and 15% of Industrial Services revenues for 2010. General and administrative expenses for Rail Services were 8% of Rail Services revenues in 2011 and 12% of Rail Service revenues in 2010.

Goodwill Impairment. During 2010, there was $7,831 of goodwill impairment charges related to the Industrial Services segment. This charge represents the write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill (See Note F, Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements).

Income (Loss) from Operations. Income from operations improved $11,594 from ($10,397) in 2010 to $1,197 in 2011. This improvement is directly attributable to increased gross profit, reduced selling, general and administrative expenses and the goodwill impairment charge during the year ended December 31, 2010. Industrial Services generated a loss from operations of $401 in 2011. This is an improvement of $9,173 from a loss from operations of $9,574 in 2010. Rail Services generated income from operations of $1,264 in 2011 or an improvement of $1,659 from loss from operations of $395 in 2010.

Interest Expense and Other Expense (Income). Interest expense increased in 2011 to $969 from $902 in 2010. Although the Company is carrying significantly less debt on its books and was able to renegotiate its credit facility with Wells Fargo, effectively reducing the interest rate by approximately 39%, the interest related to certain of the Company’s subordinated debt increased during November 2010, thus the Company felt the full effects of this increase during 2011. Other Income increased $604 to $426 income in 2011 from $178 of expense in 2010. The increase in other (income) is predominantly attributed to the recovery in various legal matters and a $100 non-refundable deposit which was recognized as income when a potential buyer of HKEC did not complete a transaction.

Income (Loss) from Continuing Operations. Net income was $654 in 2011 and net loss was ($11,477) in 2010. The improvement is due to the increase in income from operations, as described above.

Provision for Income Taxes. We have experienced tax net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax benefits which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits.

Loss from Discontinued Operations. For 2010, our Construction and Engineering segment and the AMP portion of our Rail Services segment have been classified as discontinued operations. Net loss from discontinued operations was $0 in 2011 versus a net loss of $412 in 2010. During 2011, we did not have any discontinued operations. The loss in 2010 is due to the operating loss associated with these businesses, partially offset by realized gains of $314 upon the sale of this business.

Net Income (Loss). Net income was $654 in 2011 and net loss was ($11,889) in 2010. As indicated above, the improvement year over year is due to improved gross margins, reduced expenditures related to selling, general and administrative expenses, the goodwill impairment charge during 2010, and the elimination of losses related to divested businesses.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization, and Goodwill Impairment (“EBITDA”)

Consolidated EBITDA increased by $4,919 from ($1,275) for the year ended December 31, 2010 to $3,644 for the year ended December 31, 2011. The primary increase in Consolidated EBITDA is a result of increased profitability during the year ended December 31, 2011. See “Operating Results” above for details of the increase in profitability.

	Year Ended December 31,
	2011	2010
EBITDA – Consolidated
Net income (loss)	$654	$(11,889)
Add back:
Interest expense	969	902
Depreciation and amortization	2,021	1,881
Goodwill impairment	—	7,831

EBITDA (1)	$3,644	$(1,275)

EBITDA – Continuing Operations
Net income (loss)	$654	$(11,477)
Add back:
Interest expense	969	902
Depreciation and amortization	2,021	1,860
Goodwill impairment	—	7,831

EBITDA (1)	$3,644	$(884)

EBITDA – Discontinued Operations
Net loss	$—	$(412)
Add back:
Depreciation and amortization	—	21

EBITDA (1)	$—	$(391)

(1)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and goodwill impairment. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

However, EBITDA is not a recognized measurement under generally accepted accounting principals (“GAAP”) and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Liquidity and Capital Resources for the Years Ended December 31, 2011 and 2010

Working capital increased by $3,875 or 344% from ($1,125) at December 31, 2010 to $2,750 at December 31, 2011. Affecting working capital was a reduction in accounts receivable. We achieved this reduction, as we became more focused on collecting accounts receivable from its customers Additionally contributing to our increase in working capital, was our ability to renegotiate and extend our subordinated debt agreements, pay down outstanding vendor invoices and generate positive cash flows from operating activities. During the year ended December 31, 2011, the Company made payments of $1,671 to subordinated debt holders.

The 2011 operating income reflects increased gross profits due to improved efficiencies and various cost elimination measures. The Company is continually looking at measures to improve the production efficiencies of our services and products, as well as identifying more cost effective vendors and developing long-term relationships with vendors. Selling, general and administrative costs declined at a significant rate due to staffing cuts, elimination of consultants and the elimination of our South Bend, Indiana corporate office.

Our net income for the year ended December 31, 2011 of $654 included $2,021 of depreciation and amortization. During the year ended December 31, 2010, net loss included $7,831 of goodwill write-off, $1,881 of depreciation and amortization, $379 note receivable write-off and $314 related to the gain on the disposal of discontinued operations.

Net cash provided by operating activities was $2,643 for the year ended December 31, 2011 compared to net cash provided by operating activities of $347 in 2010. This increase is primarily due to the our generating income and collecting its receivables faster, offset by paying our vendors faster.

During 2011, we were able to continue to reduce past due, as well as our total accounts payable balance. Unlike previous years, with the ability to consistently pay vendors in a timely manner, the Company was able to obtain credit from many vendors which in the past were reluctant to provide credit. This helped eliminate delays in receipt of necessary materials and parts. This improvement has allowed us to eliminate manufacturing inefficiencies, and has allowed us the ability to deliver services and products to customers on a timely basis.

During the years ended December 31, 2011 and 2010, net cash (utilized) provided by investing activities was ($261) and $777, respectively. In 2011, net cash utilized consisted of $279 for capital expenditures. In 2010, net cash provided consisted of $735 realized from the divestiture of CES and $176 realized from the proceeds from asset sales. This was offset, partially, by capital expenditures of $134.

During the year ended December 31, 2011, we utilized $2,382 in financing activities which primarily reflected repayment of short-term debt in the amount of $824 and long-term debt of $2,548. The repayment of short-term and long-term debt includes $1,718 of repayments to the Company’s subordinated debt holders. These repayments were offset by an increase in new borrowings in the amount of $1,072, through a new term loan with Wells Fargo. In 2010, we utilized $1,124 in financing activities which primarily reflected repayment of long-term debt.

As of December 31, 2011, the Company has $2,100 of availability on its revolving credit facility with Wells Fargo.

As of December 31, 2011, our total outstanding subordinated debt was $3,983.

Off-Balance Sheet Transactions

As of December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes (see Note L – Related Party Transactions).

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

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MISCOR Group, Ltd. and Subsidiaries

Massillon, Ohio

We have audited the accompanying consolidated balance sheets of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISCOR Group, Ltd. and Subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Kalamazoo, Michigan

March 1, 2012

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2011	December 31, 2010
		(Restated)
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $136 and $261, respectively	$5,664	$6,608
Inventories	6,173	5,930
Other current assets	673	669

Total current assets	12,510	13,207

PROPERTY AND EQUIPMENT, net	5,460	6,775

OTHER ASSETS
Customer relationships, net	6,150	6,537
Technical library, net	555	598
Deposits and other assets	109	59

Total other assets	6,814	7,194

Total assets	$24,784	$27,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$2,439	$3,263
Current portion of long-term debt	431	413
Current portion of long-term debt, officers and affiliates	1,053	4,105
Accounts payable	4,051	4,560
Accrued expenses and other current liabilities	1,786	1,991

Total current liabilities	9,760	14,332

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,611	1,041
Long-term debt, officers and affiliates, less current portion	2,930	1,974

Total long-term liabilities	4,541	3,015

Total liabilities	14,301	17,347

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 shares issued and outstanding	59,344	59,344
Accumulated deficit	(48,861)	(49,515)

Total stockholders’ equity	10,483	9,829

Total liabilities and stockholders’ equity	$24,784	$27,176

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2011	2010
		(Restated)
REVENUES
Service revenue	$30,651	$28,291
Product sales	15,236	12,491

Total Revenues	45,887	40,782

COST OF REVENUES
Cost of service revenue	24,884	23,847
Cost of product sales	11,559	9,988

Total Cost of Revenues	36,443	33,835

GROSS PROFIT	9,444	6,947

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,247	17,344

INCOME (LOSS) FROM OPERATIONS	1,197	(10,397)

OTHER (INCOME) EXPENSE
Interest expense	969	902
Other (income) expense	(426)	178

Total Other Expense	543	1,080

INCOME (LOSS) FROM CONTINUING OPERATIONS	654	(11,477)

LOSS FROM DISCONTINUED OPERATIONS	—	(412)

(See Note C, Discontinued)

NET INCOME (LOSS)	$654	$(11,889)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
From Continuing Operations	$0.06	$(0.98)
From Discontinued Operations	—	(0.03)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.06	$(1.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,788,185

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	00000000000	00000000000	00000000000	00000000000
	Shares	Common Stock	Accumulated Deficit	Total

Balances, December 31, 2009	11,801,326	$59,372	$(37,626)	$21,746

Stock based compensation, net of forfietures	(15,500)	(28)	—	(28)

Loss – 2010	—	—	(11,889)	(11,889)

Balances, December 31, 2010	11,785,826	59,344	(49,515)	9,829

Income – 2011	—	—	654	654

Balances, December 31, 2011	11,785,826	$59,344	$(48,861)	$10,483

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	000000000	000000000
	Year Ended December 31
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$654	$(11,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,024	1,881
Goodwill impairment	—	7,831
Write off of note related to sale of business	—	(379)
Bad debt provision	58	87
(Gain) loss on sale of equipment	(15)	25
Gain on disposal of discontinued operations	—	(314)
Stock-based compensation, net of forfietures	—	(28)
Amortization of debt issuance costs and debt discount	—	100
Unrealized gain on conversion option	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	886	(893)
Inventories	(243)	1,512
Other current assets	(4)	111
Deposits and other non-current assets	(3)	596
Accounts payable	(509)	1,481
Accrued expenses and other current liabilities	(205)	244

Net cash provided by operating activities	2,643	347

INVESTING ACTIVITIES
Proceeds from disposal of discontinued operations	—	735
Acquisition of property and equipment	(279)	(134)
Proceeds from disposal of property and equipment	18	176

Net cash provided (utilized) by investing activities	(261)	777

FINANCING ACTIVITIES
Payments on capital lease obligations	(32)	(59)
Short-term debt borrowings, net	(824)	(3)
Borrowings of long-term debt	1,072	26
Repayments of long-term debt	(2,548)	(1,086)
Cash repurchase of restricted stock	—	(2)
Debt issuance costs paid	(50)	—

Net cash utilized by financing activities	(2,382)	(1,124)

CHANGE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$953	$901

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

NOTE A – BUSINESS OVERVIEW

MISCOR Group, Ltd. (“MISCOR”), an Indiana Corporation, was organized in April 2004 as a holding company for Magnetech Industrial Services, Inc. (“MIS”) and its wholly owned subsidiary Martell Electric, LLC. In 2006, Martell Electric, LLC became a wholly owned subsidiary of MISCOR. MISCOR, with its wholly-owned subsidiaries, is referred to as the “Company”

MIS, an Indiana corporation, is an Industrial Services company which, through its seven operating facilities, provides maintenance and repair services to the electric motor industry, repairs and manufactures industrial lifting magnets, provides engineering and repair services for electrical power distribution systems within industrial plants and commercial facilities, provides on-site services related to all services offered by MIS, and provides custom and standardized training in the area of industrial maintenance.

Martell Electric, LLC, provided electrical contracting services to institutions and commercial businesses.

In December 2009, the Company announced its intention to divest its a) Construction and Engineering Services (“CES) business which included Martel Electric and Ideal Consolidated, Inc., which the Company acquired in 2007, b) American Motive Power, Inc (“AMP”) which the Company acquired in 2008 and c) HK Engine Components (“HKEC”), which the Company acquired in 2005, in order to concentrate on its core business of industrial services. Accordingly, each of these operations were reflected as discontinued operations in the accompanying financial statements.

In December 2009, the Company completed the sale of 100 percent of the outstanding shares of its AMP Canada subsidiary (See Note C, Discontinued Operations).

In February 2010, the Company completed the sale of 100 percent of the membership units of its Martell Electric subsidiary and 100 percent of the outstanding shares of its Ideal subsidiary to the Company’s Chairman and then-Chief Executive Officer and President, John A. Martell and his wife Bonnie M. Martell (See Note C, Discontinued Operations).

In March 2010, the Company completed the sale of 100 percent of the outstanding shares of its AMP subsidiary (See Note C, Discontinued Operations).

In December 2011, the Company decided to no longer pursue selling HKEC and reclassified HKEC from held-for-sale to held-and-used and from discontinued to continuing operations. HKEC engineers, repairs and remanufactures power assemblies for diesel powered engines, primarily used in the locomotive and marine engines.

The Company’s customers are primarily located throughout the United States of America. As of December 31, 2011, the Company operated from nine locations in Alabama, Indiana, Ohio, West Virginia, Maryland, and California.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of MISCOR and its wholly owned subsidiaries, MIS and HKEC. Additionally, the accounts for Martell Electric and Ideal are included through February 3, 2010, while the accounts for AMP are included through March 8, 2010, their respective sales date All significant intercompany balances and transactions have been eliminated.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. The Company did not have any cash equivalents at December 31, 2011 and 2010.

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

The following is a summary of the allowance for doubtful accounts at December 31,

	2011	2010
Balance at beginning of year	$(261)	$(766)
Charges to expense	(28)	145
Write-offs, net of collections	153	360

Balance at end of year	$(136)	$(261)

Discontinued operations and assets and liabilities held-for-sale

When the Company has committed to a plan to divest a business, that businesses’ long-lived assets are valued at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying amount exceeds its estimated fair value, an impairment loss is recognized. Fair values are estimated using accepted purchase agreements or expected selling price based on consultations with third parties. Depreciation and amortization expense is not recorded on assets of businesses to be divested once they are classified as held-for-sale.

Assets and liabilities and results of operations of businesses to be, or subsequently divested, are reclassified from their historical presentation to assets and liabilities of operations held-for-sale on the Consolidated Balance Sheets and to discontinued operations on the Consolidated Statements of Operations for all periods presented. The gains or losses associated with these divested or to be divested businesses are recorded within discontinued operations on the Consolidated Statements of Operations.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

In the prior year, HKEC was “held-for-sale” and accordingly no depreciation was recorded on its long-lived assets. Based on the Company’s fourth quarter 2011 decision to not sell HKEC, the Company was required to record catch up depreciation in the fourth quarter of 2011 for periods prior thereto. Such amounts were for $183 for 2010 and $136 for the first three quarters of 2011 and are reflected as a reduction of gross profit.

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

The Company performs reviews for impairment of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and their eventual dispositions are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

Debt issue costs

Costs incurred by the Company to secure senior debt financing are capitalized and amortized, as a charge to interest expense, over the term of the related financing agreement (See Note G, Senior Credit Facility).

As of December 31, 2011 and 2010, debt issuance costs were $47 and $0, net of accumulated amortization of $3 and $0, respectively.

Other intangible assets

Other intangible assets, consisting mainly of customer relationships and a technical library, were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 15 to 20 years. These intangible assets are being amortized under the straight-line method. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

Revenue recognition

Revenue from continuing operations consists primarily of sales and service of industrial magnets, electric motors, electrical power distribution systems, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at the Company’s site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For service to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. However, for service sales in which the contract price exceeds $75 and takes longer than 13 weeks to complete, the Company utilizes the percentage of completion methodology for revenue recognition.

The Company provides for an estimate of doubtful accounts, based on specific identification of customer accounts deemed to be uncollectible and historical experience.

Advertising costs

Advertising costs consist mainly of product advertisements and announcements published in trade publications, and are expensed when incurred. Advertising expense was $41 and $36 for the years ended December 31, 2011 and 2010, respectively.

Warranty costs

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity is as follows:

	December 31, 2011	December 31, 2010
Balance at beginning of period	$217	$244
Warranty claims paid	(64)	(79)
Warranty expense (recovery)	(69)	52

Balance at end of period	$84	$217

Income taxes

The Company accounts for income taxes using the asset and liabilities method. The Company classifies interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2011 and 2010 (See Note J, Income Taxes).

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. The Company

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

established a full valuation allowance and reduced its net deferred tax asset, principally related to the Company’s net operating loss carryovers, to zero as of December 31, 2011 and 2010. The Company will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods. If the Company continues to achieves profitable operations in the future, it may reverse a portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods prior to expiration of such NOLs, it will be able to use its NOLs to offset taxes due at that time.

The Company is subject to audits by various taxing authorities, and the audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes. The Company is required to establish reserves when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit. The Company believes that its tax return positions are appropriate and supportable under relevant tax law. The Company has evaluated its tax positions for items of uncertainty and has determined that its tax positions are highly certain. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2011 and 2010.

Other income

Other Income increased $604 to $426 of income in 2011 from $178 of expense in 2010. The increase in other income is predominantly attributed to the recovery in various legal matters and a $100 non-refundable deposit which was recognized as income when a potential buyer of HKEC did not complete a transaction.

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

For the year ended December 31, 2011, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase 53,000 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted earnings per share because their effects were anti-dilutive.

For the year ended December 31, 2010, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase 72,200 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted loss per share because their effects were anti-dilutive.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for inventory costing, asset valuations, costs to complete and depreciation. Actual results could differ from those estimates.

New accounting standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE C – DISCONTINUED OPERATIONS

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

The following table provides revenue and pretax loss from the CES disposal group discontinued operations:

Year Ended December 31, 2010
Revenue from discontinued operations	$1,721
Pretax loss from discontinued operations, including gain on disposal	(171)
Pretax gain on disposal of discontinued operations	136

American Motive Power

In December 2009, the Company announced its plan to sell its domestic AMP subsidiary in order to focus on its core industrial services operations. On March 8, 2010, the Company completed the sale of 100 percent of the outstanding capital stock of AMP to LMC, an unrelated party, in exchange for the assumption of AMP liabilities.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

The following table provides revenue and pretax loss from the AMP discontinued operations:

Year Ended December 31, 2010
Revenue from discontinued operations	$709
Pretax loss from discontinued operations, including gain on disposal	(241)
Pretax gain on disposal of discontinued operations	178

NOTE D – INVENTORY

Inventory consists of the following:

	December 31, 2011	December 31, 2010
Raw materials	$2,725	$2,931
Work-in-progress	2,144	1,619
Finished goods	1,304	1,380

	$6,173	$5,930

NOTE E – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2011	2010
Land and Buildings	$1,800	$1,800
Leasehold Improvements	499	472
Machinery and Equipment	8,624	8,466
Construction in Progress	232	80
Vehicles	927	923
Office and Computer Equipment	2,395	2,494

	14,477	14,235
Less: Accumulated Depreciation	(9,017)	(7,460)

	$5,460	$6,775

Depreciation expense was $1,591 and $1,446 for years ended December 31, 2011 and 2010, respectively.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company had evaluated its goodwill for impairment during the fourth quarter of each year, and whenever events or changes in circumstances indicated that the carrying value may not be recoverable. Goodwill was assigned to reporting units within the Company based on the operating and economic characteristics and the management of the various operating segments. The amounts of goodwill assigned to the various reporting units within the Company were as follows:

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

Magnetech Industrial Services
Balances as of January 1, 2010	$7,831
Impairment Charge	(7,831)

Balances as of December 31, 2010	$—

For the goodwill testing completed during the fourth quarter of 2010 for its MIS reporting unit, the Company used a cost of capital of 25%, and determined that the calculated fair value was below carrying value in 2010. The fair value of the Company’s MIS reporting unit was estimated using a discounted cash flow model. Significant estimates and assumptions involving future cash flows, growth rates, and weighted average cost of capital were used in preparing the discounted cash flow model for the MIS reporting unit. Accordingly, an impairment charge of $7,831 was recorded for this reporting unit. The impairment charge is attributed to a decline in the market value of the respective businesses, caused by the unfavorable operating results and cash flows of the Company.

Other intangible assets

Other intangible assets consist of a technical library and customer relationships, and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over their expected useful lives which range from 15 to 20 years. The Company does not believe there is any significant residual value associated with intangible assets. Other intangible assets consist of the following:

		December 31, 2011			December 31, 2010
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accululated Amortization	Net	Gross Carrying Amount	Accululated Amortization	Net
Technical Library	20	$700	$(145)	$555	$700	$(102)	$598
Customer Relationships	15-20	7,722	(1,572)	6,150	7,722	(1,185)	6,537

Total		$8,442	$(1,717)	$6,705	$8,442	$(1,287)	$7,135

Amortization of intangible assets was $430 and $442 for the years ended December 31, 2011 and 2010, respectively.

The estimated future amortization expense related to intangible assets at December 31, 2011 is as follows:

Year Ending December 31 –
2012	$421
2013	421
2014	421
2015	421
2016	421
Thereafter	4,600

Total	$6,705

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

NOTE G – SENIOR CREDIT FACILITY

Senior credit facility with Wells Fargo

As of December 31, 2011, the Company had a $5,000 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at LIBOR plus 4.75% (effectively 5.31% at December 31, 2011), due July 31, 2013. At December 31, 2011 and 2010, approximately $2,439 and $3,263, respectively, was outstanding on the credit facility. The borrowings under the credit facility are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At December 31, 2011, approximately $2,133 of additional borrowings were available under the revolving credit agreement. The credit facility is secured by all assets of the Company.

The provisions of the credit agreement include a lock-box arrangement and certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Wells Fargo, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company’s business that alters the underlying base borrowing calculation. The reserve requirements may result in an over-advance borrowing position that could require an accelerated repayment of the over-advance portion. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Wells Fargo to the borrowing base calculation. As a result, the Company classifies borrowings under the revolving note as a short-term obligation.

As part of the financing and the related amendments, the Company paid debt issue costs which get amortized as interest expense over the remaining term of the financing. The Company paid $50 of such costs in 2011 related to 2011 amendments. Debt issue costs amortized to interest expense were $3 and $14 for the years ended December 31, 2011 and 2010, respectively. Net debt issue costs at December 31, 2011 and 2010 were $47 and $0, respectively. The Company also paid fees to Wells Fargo as part of the financing and the related amendments in the amount of $346 in prior years. These fees were recorded as a debt discount. The Company accreted this debt discount to interest expense over the term of the credit facility. Debt discount accreted to interest expense was $0 and $115 for the years ended December 31, 2011 and 2010, respectively. There is no net debt discount at December 31, 2011 and 2010.

Additionally, under a real estate loan with Wells Fargo, the Company has outstanding $0 at December 31, 2011 and $322 at December 31, 2010. Under the loan agreement, the Company was to make monthly installments of $21 per month plus interest. The Company paid interest expense of approximately $18 and $37 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, this loan has terminated.

Interest expense under the Wells Fargo credit agreement, excluding amortization of debt issue costs and accretion of debt discount, was $208 and $482 for the years ended December 31, 2011 and 2010, respectively.

Default and Waiver Agreements

On January 14, 2010, the Company and Wells Fargo executed a Sixth Amendment to the credit agreement (the “Sixth Amendment”). The Sixth Amendment amended the credit agreement in the following respects:

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

•	Consented to the planned sale of the CES business;

•	Revised the definition of “Borrowing Base”, resulting in lower available borrowings;

•	Required additional weekly principal payments of $10 on the real estate term note; and

•

Extended until January 27, 2011, and reduced to $1,000 the previously agreed upon requirement for the Company to raise $2,000 additional capital through subordinated debt, asset sales, or additional cash equity.

On February 14, 2010, the Company received a letter agreement from Wells Fargo which amended the credit agreement as follows:

•	Revised the terms of Wells Fargo’s consent to the sale of our CES business; and

•	Extended until February 19, 2011 the requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

On April 15, 2010, the Company and Wells Fargo executed a Seventh Amendment to the credit agreement (the “Seventh Amendment”). The Seventh Amendment amended the credit agreement in the following respects:

•	Waived the Company’s noncompliance with the minimum book net worth and maximum capital expenditures from working capital covenants for the year ended December 31, 2010;

•	Adjusted the minimum book net worth covenant to $21,500 as of December 31, 2010;

•	Adjusted the allowable capital expenditures for the year ended December 31, 2011 to a maximum of $500;

•	Incorporated a monthly minimum EBITDA covenant commencing in April, 2011; and

•	Eliminated the previously agreed upon requirement for the Company to raise $1,000 additional capital through subordinated debt, asset sales, or additional cash equity.

In connection with the Seventh Amendment, the Company agreed to pay Wells Fargo an accommodation fee equal to $75, $25 of which was payable on the date of the execution of the Seventh Amendment, with $25 due within 30 days and $25 due within 60 days.

On December 17, 2010, the Company and Wells Fargo entered into the Eighth Amendment to the credit agreement (“the Eight Amendment”). In the Eighth Amendment, Wells Fargo agreed to extend the senior credit agreement through June 30, 2011, pursuant to the following revised terms:

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

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

On June 30, 2011, the Company and Wells Fargo entered into the Ninth Amendment to the credit agreement (“the Ninth Amendment”). In the Ninth Amendment, Wells Fargo agreed to extend our the credit agreement through August 31, 2011, pursuant to the following revised terms:

•	Reduced interest rate of LIBOR plus 4.75%;

•	An addition of up to $300 of eligible progress billing accounts; and

•	A reduced revolver availability of $5,000.

There was no accommodation fee paid to Wells Fargo in connection with the Ninth Amendment.

The Company and Wells Fargo extended the terms of the Ninth Amendment on several occasions until November 30, 2011.

On November 30, 2011, the Company and Wells Fargo entered into the Tenth Amendment to the credit agreement (“the Tenth Amendment”). The Company extended the existing revolver and executed a new machinery and equipment term loan (“M&E Loan”) to reflect its outstanding borrowings under the credit agreement. The M&E Loan bears interest at a rate per annum equal to the 90-day LIBOR plus 475 basis points through July 31, 2013 (5.31% at December 31, 2011). The Company is obligated to make equal monthly installments of $27, plus interest,, commencing on December 1, 2011. In the event that the net forced liquidation value of the machinery and equipment is appraised at less than one-hundred percent of the outstanding M&E Loan principal balance, the Wells Fargo may accelerate the repayment obligations over a twelve month period in the amount of such excess. In the Tenth Amendment, Wells Fargo agreed to extend the credit agreement through July 31, 2013, pursuant to the following revised covenants:

•	Maintenance of minimum net income of not less than $500 during the fiscal year ending on December 31, 2011;

•	Maintenance of a fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of each fiscal month for the 12 months then ending commencing with the fiscal month ending March 31, 2012;

•	No net loss during any fiscal year-to-date period in excess of $250; and

•	No capital expenditures of more than $600 during any fiscal year ending on or after December 31, 2012.

Wells Fargo was paid a $50 accommodation fee in connection with the Tenth Amendment.

As of December 31, 2011, the Company is not in violation of any covenants with Wells Fargo. As of December 31, 2011, the Company has $2,100 of availability on its revolving credit facility with Wells Fargo.

NOTE H – LONG-TERM DEBT

Long-term debt consists of the following:

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Note payable to Chairman, payable in monthly installments of $7.5 beginning January 1, 2012 (increasing to $12.5 on January 1, 2013 with outstanding balance payable at maturity October 31, 2013, with $250 of principal payable no later than June 30, 2012, plus interest at the greater of 7.5% or 2% plus the prime rate (3.25% at December 31, 2011) increasing to the greater of 9.5% or 2% plus prime beginning on March 1, 2013 until maturity, secured by a subordinated interest in substantially all assets owned by the Company	$1,236	$2,079

Note payable to former members of 3-D Service, Ltd. (BDeWees, Inc.), payable in monthly installments of $10 beginning January 1, 2012 (increasing to $15 on January 1, 2013), with outstanding principal balance payable at maturity date of August 1, 2013,with additional $250 principal payable no later than June 30, 2012, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%,beginning July 1, 2012 until maturity, secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.

	1,373	2,000

Note payable to former members of 3-D Service, Ltd. (Xgen III, Ltd.), payable in monthly installments of $10 beginning January 1, 2012 (increasing to $15 on January 1, 2013), with outstanding principal balance payable at maturity date of August 1, 2013,with additional $250 principal payable no later than June 30, 2012, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%, beginning July 1, 2012 until maturity, secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.

	1,373	2,000

Note payable to bank in monthly installments of $27 November 30, 2011, plus interest currently at Daily Three Month LIBOR (0.56% December 31, 2011) plus 4.75%, secured by inventory and substantially all machinery and equipment (see Note G, Senior Credit Facility)	972	—

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	94	123

Notes paid off in 2011	—	322

Capital lease obligations	977	1,009

	6,025	7,533
Less: current portion	1,484	4,518

	$4,541	$3,015

See Note L, Related Party Transactions.

Capital lease obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of assets under capital leases:

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Machinery and equipment	$746	$746
Vehicles and trailers	84	84
Computer equipment and software	240	240
Furniture and office equipment	91	91
Less accumulated depreciation	(541)	(397)

	$620	$764

Minimum future lease payments required under capital leases as of December 31, 2011 are:

Years Ending December 31,	Amount
2012	$178
2013	1,050

1,228
Less imputed interest	(251)

Present value of net minimum lease payments	$977

Maturities of long term debt

Aggregate maturities of long term debt, including capital leases, subsequent to December 31, 2011 are as follows:

Years Ending December 31,	Amount
2012	$1,484
2013	4,197
2014	344

$6,025

Following is a summary of interest expense for the years ended December 31, 2011 and 2010:

	Years ended December 31
	2011	2010
Interest expense on principal	$966	$773
Amortization of debt issue costs	3	14
Amortization of debt discount – revolving notes payable	—	115

	$969	$902

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

Warrants associated with debt

The Company has outstanding warrants to purchase common stock. These warrants were issued in connection with certain financing transactions initiated prior to 2006, are all currently exercisable and have standard anti-dilution features. A summary of the Company’s warranty activity in 2010 and 2011 follows:

	Number of Warrant Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	310,254	$8.23
Granted	—	—
Exercised	—	—
Forfieted	(2,057)	0.01

Outstanding at December 31, 2010	308,197	$8.28
Granted	—	—
Exercised	—	—
Forfieted	—	—

Outstanding at December 31, 2011	308,197	$8.28

The following table summarizes information about the outstanding warrants as of December 31, 2011:

Exercise Price	Number of Warrant Shares	Weighted-Average Remaining Contractual Life (Years)
$ 0.25	8,079	1.42
$ 8.50	300,118	0.65

NOTE I – STOCK BASED COMPENSATION

2005 Stock Option Plan

In August 2005, the board of directors adopted the 2005 Stock Option Plan (the “Plan”). The Plan provides for the grant of up to 80,000 shares of Incentive Stock Options (“ISO”), within the meaning of Section 422 of the Internal Revenue Code, or non-statutory stock options (“NQSO”) to the Company’s executive employees who are materially responsible for the management and operation of its business, and to the Company’s directors. In February 2008, the board of directors adopted an amendment to the Plan to increase the number of shares available under the Plan to 200,000. These options, which expire in five years after grant date, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. The exercise price of the ISOs and NQSOs granted under the Plan must be at least equal to 100% of the fair market value of the common stock of the Company at the date of grant. Also, ISOs may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value of the common stock at the date of grant.

During 2010, options to acquire 66,000 shares of common stock were granted under the Plan. During 2011, no options were granted under the Plan. As of December 31, 2011, options to acquire a total of 189,000 options have been granted to participants, of which 136,000 have been forfeited or exercised, leaving 147,000 shares available for future option grants under the Plan.

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

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

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

The following table summarizes the weighted-average assumptions that were used to value the Company’s option grants along with the weighted-average fair value of options awards for 2010:

2010
Expected volatility	47.94%
Risk free interest rate	1.63%
Expected term	3.75 years
Vesting period	4 years
Contractual term	4 years
Weighted average fair value	$0.14

The Company recorded compensation expense related to stock options of $0 and $33 for the years ended December 31, 2011 and 2010, respectively.

The activity in the Company’s stock option plan for the years ended December 31, 2011 and 2010 is as follows:

2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	72,200	$2.19

Granted	—	$—
Exercised	—	$—		$—
Forfeited	(19,200)	$6.15

Outstanding at December 31, 2011	53,000	$0.76	3.31	$—

Vested and Exercisable at December 31, 2011	14,500	$1.30	2.36	$—

2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	38,000	$7.43
Granted	66,000	$0.38
Exercised	—	$—		$—
Forfeited	(31,800)	$1.15

Outstanding at December 31, 2010	72,200	$2.19	3.42	$—

Vested and Exercisable at December 31, 2010	13,900	$6.34	0.58	$—

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

2005 Restricted Stock Purchase Plan

In August 2005, the board adopted the 2005 Restricted Stock Purchase Plan. The plan provides for the grant of offers to purchase 100,000 shares of restricted stock to the Company’s directors, officers and key employees. As of December 31, 2011, 90,000 shares remain available to be issued. A participant may not transfer shares acquired under the plan except in the event of the sale or liquidation of the Company. If within three years after shares are acquired under the plan, a participant terminates employment for any reason other than death, disability, retirement or good reason, the Company is required to purchase the participant’s shares for the same price the participant paid. If the participant terminates employment after three years or as a result of death, disability or retirement or for good reason, the Company is required to purchase the shares for a price equal to their fair market value.

Activity in the Company’s restricted stock plan for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at Beginning of Year	12,000	$1.33	9,000	$8.71
Granted	—	—	10,000	0.35
Vested	—	—	—	—
Forfeited	(2,000)	6.23	(7,000)	8.98

Non-vested at End of Year	10,000	$0.35	12,000	$1.33

The total fair value of restricted stock that vested during 2011 and 2010 was $0, respectively.

The issuance of restricted stock was intended to lock-up key employees for a three year period. Restricted stock was valued based on the closing price of the Company’s common stock on the date of the grant, and related expense amortized on a straight line basis over the three year term of the restriction period which ended in 2009.

NOTE J – INCOME TAXES

Deferred income taxes result primarily from net operating loss carryforwards and temporary differences in the bases of certain assets and liabilities for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

	December 31,
	2011	2010
Deferred Tax Assets:
Tax Credit Carryforwards	$9,940	$14,629
Accounts Receivable	55	104
Inventory	431	288
Warranty Reserve	34	87
Accrued Expenses and Other	35	2

Total Gross Deferred Tax Assets	10,495	15,110
Valuation Allowance	(9,071)	(13,563)

	1,424	1,547

Deferred Tax Liabilities:
Property, Equipment, and Intangibles	(1,424)	(1,547)

Net Deferred Tax Assets	$—	$—

The significant elements contributing to the differences between the United States federal statutory tax rate and the Company’s effect tax rate are as follows:

	December 31,
	2011	2010
Statuatory U.S. federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.6%	5.6%
Permanent differences	8.5%	-0.4%
Change in valuation allowance	-48.1%	-39.2%

Effective tax rate	0.0%	0.0%

The valuation allowance has been established due to the uncertainty of realizing the benefits of the deferred tax assets. The allowance decreased $4,492 and increased $987 during the years ended December 31, 2011 and 2010, respectively, due primarily to changes in the tax credit carryforwards for 2010 and 2011. At December 31, 2011, tax credit carryforwards of $18,461 were available to be applied against future taxable income that expire in various years from 2020 to 2030. A portion of the tax credit carryforwards is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. In addition, at December 31, 2011 unused capital loss carryforwards of $6,080 were available to be applied against future capital gains that expire in 2015. In addition, at December 31, 2011 unused work opportunity tax credits of $124 were available to be applied against future income taxes that expire in future years from 2026 to 2029.

For the years ended December 31, 2011 and 2010, there was no current income tax expense.

The Company did not identify any uncertain tax positions taken or expected to be taken in a tax return which would require adjustment to the consolidated financial statements. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. Currently, no federal or state or local income tax returns are under examination. Tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

NOTE K – OPERATING LEASE COMMITMENTS

The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from companies controlled by its Chairman under agreements expiring between May 2012 and August 2015. Renewal options are available for each property. The Company leases the Hagerstown, Maryland facility from a partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2016. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. The Company leases its Merrillville, Indiana, Huntington, West Virginia, and Visalia, California facilities from unrelated parties under agreements expiring before November 2016. Total rent expense for all facility leases was approximately $1,226 and $1,276 for the years ended December 31, 2011 and 2010, respectively.

The Company also leases other manufacturing and office equipment and vehicles under operating leases with varying terms expiring through April 2017. Total rent expense under these leases was approximately $235 and $464 for years ended December 31, 2011 and 2010, respectively.

Future minimum lease payments required under the operating leases in effect as of December 31, 2011 are as follows, including $4,880 due to affiliates over the indicated years:

Years Ending December 31,
2012	$1,165
2013	1,095
2014	1,070
2015	993
2016	780
Thereafter	519

$5,622

NOTE L – RELATED PARTY TRANSACTIONS

Long term debt, officers

As required by the Tenth Amendment, the Company completed the renegotiation, refinance, and extension of its subordinated debt. The Company has three outstanding promissory notes, subordinate to Wells Fargo. The Company used the proceeds of the M&E Loan to make cash distributions to the subordinated debt holders by paying $317 in principal on each of three outstanding subordinated promissory notes on November 30, 2011.

Prior to this refinancing, The Company was indebted to each of BDeWees, Inc. and XGen III, Ltd. (the “3D Creditors”) for two secured promissory notes each with a principal balance of $2,000, both set to mature on November 30, 2011. The Company negotiated the extension of the 3D Creditor notes and executed two Amended and Restated Promissory Notes with a maturity date of August 1, 2013. Interest on the notes through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Beginning on July 1, 2012, the interest rate on each note increases to the index rate plus nine percentage points, but no less than 19% per annum. Regularly scheduled monthly payments in the amount of $10 per note, plus all unpaid accrued interest, are due beginning on January 1, 2012. Beginning on January 1, 2013, the monthly payments are set to increase to $15 per month, with a balloon payment of the full outstanding principal and accrued interest due on the notes’ maturity date of August 1, 2013.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

In conjunction with these notes, the Company executed Loan Extension and Modification Agreements, which govern repayment of the notes, and outline the Company’s ongoing obligations to the 3-D Creditors and the scope of their security interest. Specifically, the Company is required to make the following special scheduled repayments of each of the 3D Creditor notes in the amounts set forth below:

•	November 30, 2011 – $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 – $300 (paid from operating cash flow); and

•	No later than June 30, 2012 – $250.

Additionally, the 3D Creditor Loan Extension and Modification Agreements cap the Company’s borrowing power with Wells Fargo to a maximum aggregate amount of $6,000, limit the Company’s ability to accelerate payment to other subordinated creditor, John A. Martell (“Martell”) without prior consent, and contain customary representations and warranties. Further, as required by Wells Fargo, the 3D Creditors executed an Amended and Restated Subordination Agreement in favor of Wells Fargo on November 30, 2011. In the subordination agreement, the 3D Creditors acknowledge the continued subordination of their notes and security interest in the assets of the Company, subject to a first priority lien held by Wells Fargo. Specifically, the 3D Creditors each agree that Wells Fargo may prohibit the Company from making the monthly payments on each note, as stated above, if the Company is in default of the obligations to Wells Fargo, and both further agree that the Company is permitted to make the special scheduled repayments, as outlined above, only if the Company’s excess availability is greater than $500 at the time each special repayment is due. The Company must obtain Wells Fargo’s approval prior to making any additional repayments, in excess of those outlined above, on either note.

The Company also renegotiated and extended its outstanding promissory note with Martell. Prior to this refinancing, the Company was indebted to the Company’s Chairman of the Board and former President and CEO, Martell, for a secured promissory note in the amount of $425, which arose out of the sale of Martell Electric, LLC and Ideal Consolidated, Inc. to Mr. Martell on February 3, 2010. Under the agreement governing the sale to Martell, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of Martell’s promissory note. The Company had been engaged in negotiations with Martell for several months to settle the working capital adjustment, which culminated in the execution, on November 30, 2011, of a Mutual Release between the Company, Mr. Martell, and his wife, Bonnie M. Martell, in which the parties agreed to a working capital adjustment figure that was incorporated into the Martell note, and release any and all potential claims or actions between the parties. In conjunction with the Mutual Release, the Company executed an Amended Promissory Note payable to Martell in the amount of $1,683 with a maturity date of October 31, 2013, which reflects the principal balance due on the February 3, 2010 note and the working capital adjustment. Interest on the note is calculated through February 28, 2013 as the greater of 7.5% or 2% plus prime, increasing to the greater of 9.5% or 2% plus prime beginning on March 1, 2013 until maturity. The Company is required to make regular monthly installment payments of principal in the amount of $7.5 beginning on January 1, 2012, which amount increases to $12.5 monthly beginning on January 1, 2013 until payoff or maturity. Additionally, the Company is required to make the following special scheduled repayments of the Martell note in the amounts set forth below:

•	November 30, 2011 – $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 – $120 (paid from operating cash flow); and

•	No later than June 30, 2012 – $250.

In the event of default, Martell may increase the interest rate and accelerate the outstanding indebtedness. Additionally, as required by Wells Fargo, Martell executed an Amended and Restated Subordination Agreement in favor of Wells Fargo on November 30, 2011. In the subordination agreement, Martell acknowledges the continued subordination of his note and security interest in the assets of the Company, subject to a first priority lien held by Wells Fargo. Specifically, Martell agrees that Wells Fargo may

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

prohibit the Company from making the monthly payments on his note, as stated above, if the Company is in default of its obligations to Wells Fargo, and further agrees that the Company is permitted to make the special scheduled repayments, as outlined above, only if the Company’s excess availability is greater than $500 at the time each special repayment is due.

Additionally, on November 30, 2011, Martell executed an Agreement for Subordination of Security Interest and Payment of Debt in favor of the 3D Creditors, in which Martell agreed to subordinate his security interest in the Company’s assets in favor of the security interest held by the 3D Creditors. The agreement also prohibits making any additional repayments, in excess of the scheduled monthly payments and special scheduled payments outlined above, on the Martell note prior to maturity.

Affiliated Leases

The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $292 for the year ended December 31, 2011 and $285 for the year ended December 31, 2010. The lease for the Hammond, Indiana and Boardman, Ohio facilities, expire in May 2015 and August 2015, respectively.

The Company leases a facility in South Bend for its corporate offices from its Chairman of the Board and stockholder. This lease is set to expire in May 2012. As a result of our closure and relocation of the corporate office to Massillon, we no longer use this office space. Accordingly, for the year ended December 31, 2010, a charge of $172 was recorded to accrue these future lease commitments.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was approximately $566 for the year ended December 31, 2011 and $540 for the year ended December 31, 2010.

The Company leases a facility in Hagerstown, Maryland from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HKEC, is a partner. Rent Expense under the lease was approximately $162 for the year ended December 31, 2011 and $157 for the year ended December 31, 2010.

NOTE M – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

Assets measured at fair value

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when an impairment charge is recorded. Such impairment charges incorporate fair value measurements based on Level 3 inputs. In connection with its annual assessment and review of goodwill in 2010, the Company identified and recorded impairment charges for the remaining amount of goodwill or $7,831. See additional discussion at Note F, Goodwill and Other Intangible Assets.

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt

As of December 31, 2011 and 2010, rates currently available to the Company for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of December 31, 2011, the fair value of debt differed from the carrying amount due to unfavorable interest terms on the subordinated debt. At December 31, 2011 and 2010, the aggregate fair value of debt, with an aggregate carrying value of $7,487 and $9,786, respectively, is estimated at $7,356 and $9,884, respectively, based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE N – RETIREMENT PLANS

In connection with its collective bargaining agreements with various unions, the Company does not participate with other companies in the unions’ multi-employer pension plans.

In 2002, the Company adopted two defined contribution profit-sharing plans covering substantially all of its full-time employees. The plans contain deferred-salary arrangements under Internal Revenue Code Section 401(k). One plan is for all employees not covered under collective bargaining agreements. Employer contributions may be made at the discretion of the board of directors. Under the second plan, which is for all employees covered by collective bargaining agreements, there is no provision for employer contributions. 3-D Services adopted a defined contribution profit-sharing plan covering substantially all of its full-time employees. The plan contains deferred-salary arrangements under Internal Revenue Code Section 401(k). Employer contributions may be made at the discretion of the board of directors. There were no employer contributions to the plans for the years ended December 31, 2011 and 2010, respectively.

NOTE O – CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap, rail services and power industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At December 31, 2011 and 2010, approximately 36% and 25% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, 25% and 14% of gross receivables were due from entities in the rail industry, and 10% and 15% of gross receivables were due from entities in the power industry. At December 31, 2011, one customer accounted for 10% of gross accounts receivable. At December 31, 2010, no customer accounted for 10% of gross accounts receivable. One customer accounted for 21% of sales for the year ended December 31, 2011 and one customer accounted for 19% of sales for the year ended December 31, 2010.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

NOTE P – COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At December 31, 2011 and 2010, approximately 14% and 11% of the Company’s employees were covered by multi-employer collective bargaining agreements. There are two collective bargaining agreements, one which expired during August 2011 (and has not been renewed), with the other being renewed during 2011, expiring in December 2014.

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

NOTE Q – SEGMENT INFORMATION

In December 2010, the Company announced a restructuring plan to divest its subsidiaries in the Construction and Engineering Services and Rail Services segments in order to concentrate on its core competency of Industrial Services. Due to the favorable results from our ongoing profit improvement plan and restructuring activities, in December 2011, the Company assessed the classification of HKEC and found it to be in the Company’s best interest to forego selling HKEC at this time.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in Note B. The Company evaluates the performance of its reporting segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2011 and 2010 is shown in the following tables:

2011	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Discontinued Operations	Year ended December 31, 2011 Consolidated
External revenue:
Service revenue	30,651	—	—	—	—	—	30,651
Product sales	3,198	—	12,038	—	—	—	15,236
Deprecation included in the cost of revenues	1,066	—	361	—	—	—	1,427
Gross profit	6,720	—	2,724	—	—	—	9,444
Other depreciation & amortization	474	—	3	120	—	—	597
Interest expense	579	—	9	381	—	—	969
Net income (loss)	(401)	—	1,264	(209)	—	—	654
Total assets	20,396	—	3,643	745	—	—	24,784
Capital expenditures	134	—	8	137	—	—	279

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

2010	Industrial Services	Construction & Engineering Services	Rail Services	Corporate	Intersegment Eliminations	Discontinued Operations	Year ended December 31, 2010 Consolidated
External revenue:
Service revenue	$28,291	$1,721	$709	$—	$—	$(2,430)	$28,291
Product sales	4,774	—	7,717	—	—	—	12,491
Intersegment revenue:
Service revenue	3	—	—	—	(3)	—	—
Deprecation included in the cost of revenues	1,242	8	—	—	—	(8)	1,242
Gross profit	5,718	35	1,104	(8)	—	98	6,947
Other depreciation & amortization	639	2	11	—	—	(13)	639
Goodwill impairment charges	7,831	—	—	—	—	—	7,831
Interest expense	292	—	10	600	—		902
Net loss	(9,574)	(797)	(395)	(711)	—	(412)	(11,889)
Total assets	22,654	—	3,493	1,029	—	—	27,176
Capital expenditures	134	—	—	—	—	—	134

NOTE R – SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

	Years Ended
	December 31, 2011	December 31, 2010
Reduction of note payable in conjunction with sale of CES business	$—	$1,096

Reduction of note payable through offset of receivable from a related party	$379	$—

NOTE S – LIQUIDITY AND MANAGEMENT PLANS

During 2009, the Company incurred a net operating loss. In addition, during 2009, the Company was periodically not in compliance with financial and other covenants required under its existing senior debt agreement. Due to these factors, the Company’s board of directors approved a restructuring plan, which led to the public announcement on December 23, 2009, of the Company’s sale of its Montreal-based rail subsidiary and its intent to divest its remaining subsidiaries in the Rail Services and Construction and Engineering Services subsidiaries, to allow MISCOR to concentrate on industrial and utility services as the refocused vision for the Company. In February 2010, the Company announced the completion of the Construction Services divestiture and a plan to re-locate its corporate headquarters to Massillon, Ohio. The restructuring plan also included reductions in operating expenses through workforce downsizing and furloughs, short term idling of excess production capacity, suspension of pay increases and bonuses, and consolidations of certain operational and administrative functions, which have resulted in a significant reduction of the Company’s ongoing operating expenses. In December 2011, the Company decided against divesting the HKEC business. Due to the favorable results from the Company’s ongoing profit improvement plan and restructuring activities, the Company assessed the classification of HKEC and found it to be in the best interest to forgo selling HKEC at this time.

Through December 31, 2011, the Company has completed the divestiture of its CES businesses and two of the three operating units of its Rail Services business. As a result of these divestitures, the Company has experienced a reduction of the Company’s working capital requirements, and it has allowed management to focus on and devote appropriate resources to its Industrial Services businesses. The Company was able to meet the financial covenants required by the credit agreement for fiscal 2011. In November 2011, the Company successfully negotiated the Tenth Amendment to its credit agreement. As part of this agreement, certain bank covenants have been put into effect. In the event the Company is unable to attain the results expected based on the budget, the Company may have future debt covenant violations and the lender could claim a default and demand repayment. If the lender demands immediate repayment of the outstanding

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share and per share data)

borrowings under the credit agreement, the Company does not currently have means to repay or refinance the amounts that would be due. If demanded, and if the Company were unable to repay or refinance the amounts due under the credit agreement, the lender could exercise its remedies there under, including foreclosing on substantially all of the Company’s assets, which the Company pledged as collateral to secure obligations under the credit agreement.

Continuing into 2011, the Company’s management plan was to continue cost cutting efforts, by improving gross margins via strategic sourcing and improved efficiencies. As a byproduct of the Company’s ability to generate positive operating cash flows during 2011, the Company has been able to repair damaged relationships with many vendors, who were adverse to providing credit terms or even selling to the Company. Additionally, during the year, the Company successfully negotiated the tenth amendment to its credit facility with Wells Fargo, which includes the addition of a $1,000 term loan. As a requirement of the tenth amendment of the Wells Fargo credit agreement, the Company was able to successfully renegotiate terms with our subordinated debt holders. During the last part of 2010 and in the middle of 2011, the Company added salesmen in key strategic areas in order to grow revenues. The Company anticipates benefiting from these additions and will consider adding additional salesmen if warranted.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

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

With the participation of the Chief Executive Officer and Chief Accounting Officer, our management evaluated the effectiveness of MISCOR’s internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2011, MISCOR’s internal control over financial reporting was effective.

This annual report does not include an attestation report of MISCOR’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by MISCOR’s registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information contained under the captions “Proposal 1: Election of Director,” “Executive Officers,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” and “Other Business – Director Nominations by Shareholders” in our proxy statement for the 2012 annual meeting of shareholders (the “Proxy Statement”) is incorporated by reference in this Item 10.

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

Financial Statement Schedules

Not applicable.

Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description
2.1*	AMP Stock Purchase Agreement dated January 16, 2008, among MISCOR Group, Ltd., Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, and Gary Walsh (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

2.2*	3-D Membership Interest Purchase Agreement dated November 30, 2007, by and among Magnetech Industrial Services, Inc., BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

2.3*	Stock Purchase Agreement dated October 19, 2007, by and among MISCOR Group, Ltd., and Darrell L. Graf, Mary A. LaPlace and Kenneth D. Wiegand (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on October 22, 2007)

2.4*	Asset Purchase Agreement dated May 31, 2006 among Magnetech Industrial Services of Alabama, LLC, Magnetech Industrial Services, Inc., E. T. Smith Services of Alabama, Inc. and Smith Services, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 1, 2006)

2.5	Asset Purchase Agreement dated as of March 4, 2005 among HK Machined Parts, LLC, HK Weston Properties, LLC and Hatch & Kirk, Inc. (incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

2.6	Asset Purchase Agreement dated as of March 4, 2005 between HK Cast Products, LLC f/k/a HK Engineered Castings, LLC and HK Castings, Inc. (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description
3.1a	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Reg No. 333-129354))

3.1b	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective January 14, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 14, 2008)

3.1c	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective February 8, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

3.2	Amended and Restated Code of By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 21, 2007)

3.3	Amended and Restated Code of By-laws of MISCOR Group, Ltd. (amended as of July 22, 2010) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010)

4.1	Specimen certificate of common stock 2004 (incorporated by reference to Exhibit 4.2.1 to the registrant’s Form 10-K filed March 31, 2004)

4.2	Warrant Agreement, form of Joinder Agreement and form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated April 26, 2004 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.3	Form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated January 25, 2005 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.4	Form of common stock purchase warrant issued to purchasers of the registrant’s subordinated convertible debentures pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.5	Common Stock Purchase Warrant dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.6	Form of common stock purchase warrant issued to persons designated by Vertical Capital Partners, Inc. (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.7a	Form of subordinated convertible debenture issued to purchasers pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 4.7a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.7b	Letter Agreement dated April 16, 2006, to extend maturity date of subordinated convertible debentures (incorporated by reference to Exhibit 4.7b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.8	Secured Revolving Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.9	Secured Convertible Minimum Borrowing Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.10	Secured Convertible Term Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.11	Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.11a	Amendment to Promissory Note dated April 14, 2010 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the registrant’s Annual Report on Form 10-K filed on April 15, 2010)

4.11b	Secured Promissory Note dated February 3, 2011, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 9, 2011)

4.12	Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 4.12 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description
4.13	Amendment to Conversion Option dated November 28, 2007, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and John A. Martell (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

4.14	Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Stock Purchase Agreement with the registrant (incorporated by reference to Exhibit 4.13 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.15	Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Subordinated Convertible Debenture Purchase Agreements (incorporated by reference to Exhibit 4.14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.16	Registration Rights Agreement dated August 24, 2005 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.15 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.17	Common Stock Purchase Warrant dated May 31, 2006 issued by registrant to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.18	Secured Non-convertible Revolving Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.19	Secured Term Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.20a	Registration Rights Agreement dated May 31, 2006 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.20b	Amendment dated July 31, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 4, 2006)

4.20c	Amendment dated August 30, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 31, 2006)

4.21*	Securities Purchase Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.22	Registration Rights Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.23	Irrevocable Proxy of John Martell (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.24	Restated Irrevocable Proxy of John A. Martell (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.1	Placement Agency Agreement, dated April 26, 2004 between Magnetech Industrial Services, Inc. and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.2	Placement Agency Agreement dated January 25, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.3	Form of Convertible Redeemable Preferred Stock Purchase Agreement between Magnetech Industrial Services, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.4	Form of Stock Purchase Agreement between the registrant and the purchasers scheduled therein (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.5	Form of Subordinated Convertible Debenture Purchase Agreement among the registrant, Strasbourger Pearson Tulcin Wolff, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.6	Escrow Agreement dated April 26, 2004 among the registrant, Wilmington Trust Company and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description
10.7a	Funds Escrow Agreement dated August 24, 2005 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.7b	Funds Escrow Disbursement Letter/Joint Instructions dated August 24, 2005 (incorporated by reference to Exhibit 10.7b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.8	Security Agreement dated as of March 3, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated, as agent for purchasers of subordinated convertible debentures (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9a	Security and Purchase Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9b	Amendment to Security and Purchase Agreement, dated October 19, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9c	Amendment to Security and Purchase Agreement, dated January 31, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9c to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9d	Amendment to Security and Purchase Agreement dated July 14, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein, amending the Security and Purchase Agreement and related agreements and instruments (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 20, 2006)

10.10	Pledge Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.11	Guaranty dated August 24, 2005 made by certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.12	Form of Subordination Agreement made among John Martell, Patricia Minehardt and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.13	Lease, commencing August 3, 2001, between JAM Summer Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.14	Lease, commencing May 5, 2003, between JAM Bev Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.15	Lease, commencing May 5, 2003, between JAM Walnut Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.16	Lease, commencing March 1, 2002, between JAM Hutson Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.17@	2005 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.18@	Form of Stock Option Agreement under 2005 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description
10.19a@	2005 Restricted Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.19b@	Amendment to the MISCOR 2005 Restricted Stock Purchase Plan, effective February 7, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

10.20@	MISCOR Group, Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-141537))

10.21@	Employment Agreement dated September 30, 2005 between the registrant and John A. Martell (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.22@	Employment Agreement dated September 30, 2005 between the registrant and James M. Lewis (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.23@	Employment Agreement dated September 30, 2005 between the registrant and Richard J. Mullin (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.24	Employment Agreement dated September 30, 2005 between Magnetech Industrial Services, Inc. and William Wisniewski (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.25	Employment Agreement dated September 30, 2005 between Martell Electric, LLC and Anthony Nicholson (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.26	Asset Purchase Agreement dated August 9, 2000 between Magnetech Industrial Services, Inc., Trans Tech Electric, Inc. and Delta Star Electric, Inc. (incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.27	Asset Purchase Agreement dated as of November 26, 2004 between Martell Electric, LLC and Thompson, Inc. (incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.28	Security and Purchase Agreement dated May 31, 2006 among Laurus Master Fund, Ltd. and Magnetech Industrial Services of Alabama, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.29	Stock Pledge Agreement dated May 31, 2006 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.30	Master Security Agreement among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.31	Mortgage granted by Magnetech Industrial Services of Alabama, LLC in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.32	Guaranty dated May 31, 2006 made by the registrant and certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.33	Amended and Restated Subordination Agreement dated May 31, 2006 made among John Martell and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.34	Over advance Side Letter Agreement dated May 31, 2006 between Magnetech Industrial Services of Alabama, LLC and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

Exhibit Number	Description
10.35	Funds Escrow Agreement dated May 31, 2006 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.36	Funds Escrow Disbursement Letter/Joint Instructions dated May 31, 2006 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.37	Commercial Lease effective January 1, 2007, between Martell Electric, LLC and Martell Properties LLC (incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-137940))

10.38	Line of Credit Agreement, dated March 9, 2007, by and among MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, Martell Electric LLC and MFB Financial (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.39	Promissory Note dated March 9, 2007, made by MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC and Martell Electric LLC for MFB Financial (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.40	Form of Commercial Security Agreement dated March 9, 2007, entered into between each of MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, and Martell Electric LLC, on the one hand, and MFB Financial, on the other hand (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.41	Form of Guaranty dated March 9, 2007, entered into between each of MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, and Martell Electric LLC, on the one hand, and MFB Financial, on the other hand (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.42	Insider Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., HK Engine Components, LLC, MFB Financial and John A. Martell (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.43	Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., MFB Financial, and the holders of certain subordinated secured convertible debentures (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.44	Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to BDeWees, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.45	Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to XGen III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.46	Lease between 3-D3E Ltd., Landlord, and 3-D Service, Ltd., Tenant, and Guaranty of MISCOR Group, Ltd., dated November 30, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.47*	Securities Purchase Agreement dated November 30, 2007, by and among Tontine Capital Partners, L.P., Tontine Capital overseas Master Fund, L.P., and MISCOR Group, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.48	Amended and Restated Registration Rights Agreement dated November 30, 2007, by and between MISCOR Group, Ltd., Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

Exhibit Number	Description
10.49	Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and BDeWees, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.50	Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and XGen III, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.51@	Employment Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Bernard L. DeWees (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.52	Guaranty of Thomas J. Embrescia dated November 30, 2007 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.53	Guaranty of Bernard L. DeWees dated November 30, 2007 (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.54	Non-Compete Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Bernard L. DeWees (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.55	Non-Compete Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Thomas J. Embrescia (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.56*	Credit and Security Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.56a	Second Amendment to Credit and Security Agreement dated August 28, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.56a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-154649))

10.56b	Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56b of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

10.56c	Fourth Amendment to Credit and Security Agreement dated July 22, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed July 28, 2009)

10.56d	Fifth Amendment to Credit and Security Agreement dated September 16, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2009)

10.56e	Sixth Amendment to Credit and Security Agreement dated January 14, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed January 21, 2010)

10.56f	Letter Agreement dated September 8, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant, acknowledged and agreed to by the registrant and such subsidiaries on September 16, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2009)

10.56g	Consent and release by Wells Fargo Bank, National Association, dated March 15, 2010 (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.56h	Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.56i	Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 15, 2010).

Exhibit Number	Description
10.57	Revolving Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.58	Real Estate Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.59	Real Estate Mortgage, Security Agreement and Assignment of Rents and Leases dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.61	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and 3-D Service, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.62	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.63	Standby Letter of Credit Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.64	Subordination Agreement between Wells Fargo Bank and John A. Martell (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.65	Subordination Agreement between Wells Fargo Bank and Strasbourger, Pearson, Tulcin, Wolffe, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.66	Subordination Agreement among Wells Fargo Bank, BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.67	Lease Agreement dated January 16, 2008, between Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.68	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.69	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Richard Rizzieri (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.70	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Thomas Coll (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.71	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Gary Walsh (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.72	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Joseph Fearon (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.73	Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.74	Prior Contract Termination Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh, LMC Industrial Contractors, Inc., LMC Power Systems, Inc., Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

Exhibit Number	Description
10.76	Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.77	Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.78	Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.79	Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.80	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.81	AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.82	Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.83	Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.84	Lease Agreement dated January 16, 2008, between Dansville Properties, LLC, and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.85	Mutual Release of January 2008 Obligations among the registrant, American Motive Power, Inc., and certain affiliates of LMC Transport, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.86	AMP Stock Purchase Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.87	Non-Compete Agreement dated January 16, 2008, between Lawrence Mehlenbacher and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.88	Non-Compete Agreement dated January 16, 2008, between Richard Rizzieri and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.89	Non-Compete Agreement dated January 16, 2008, between Thomas Coll and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.90	Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.91	Ninth Amendment to Credit and Security Agreement, dated June 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2011)

Exhibit Number	Description
10.92	Extension of Ninth Amendment to Credit and Security Agreement, dated August 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.93	Extension of Ninth Amendment to Credit and Security Agreement, dated September 29, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.94	Extension of Ninth Amendment to Credit and Security Agreement, dated October 7, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2011)

10.95	Extension of Ninth Amendment to Credit and Security Agreement, dated October 28, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2011).

10.96	Extension of Ninth Amendment to Credit and Security Agreement dated November 17, 2011 by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011).

10.97	Tenth Amendment to Credit and Security Agreement, dated , November 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.98	Term Note, dated November 30, 2011, issued by MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC, payable to Wells Fargo, N.A. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.99	Loan Extension and Modification Agreement, dated November 30, 2011, among BDeWees, Inc. and Miscor Group Ltd. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.100	Loan Extension and Modification Agreement, dated November 30, 2011, among XGen III Ltd. and Miscor Group Ltd. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.101	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd. payable to BDeWees, Inc. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.102	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd., payable to XGen III Ltd. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.103	Amended and Restated Subordination Agreement, dated November 30, 2011, among BDeWees, Inc. and XGen III, Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to

10.104	Amended Promissory Note, dated November 30, 2011, issued by Miscor Group, Ltd., payable to John A. Martell (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.105	Mutual Release, dated November 30, 2011, among Miscor Group, Ltd., Martell Electric, LLC, Ideal Consolidated, Inc., John A. Martell, and Bonnie Martell (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.106	Amended and Restated Subordination Agreement, dated November 30, 2011, executed John A. Martell, acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

Exhibit Number	Description
10.107	Agreement for Subordination of Security Interest and Payment of Debt, dated November 30, 2011, among John A. Martell, BDeWees, Inc., and XGen III Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354)).

21.1	Subsidiaries of the registrant

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32.1	Section 1350 Certifications

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	MISCOR has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. MISCOR will furnish a copy of any omitted schedule or similar attachment to the Commission upon request.
@	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISCOR GROUP, LTD.

March 1, 2012	By:	/s/ Michael P. Moore
Michael P. Moore, President and Chief Executive Officer, Director
March 1, 2012	By:	/s/ Marc Valentin
Marc Valentin, CPA, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Martell	Chairman of the Board	March 1, 2012
John A. Martell

/s/ Michael D. Topa	Director	March 1, 2012
Michael D. Topa

/s/ William J. Schmuhl, Jr.	Director	March 1, 2012
William J. Schmuhl, Jr.