Form 10-Q
period 2012-04-01
MISCOR GROUP, LTD.
filed 2012-05-02
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2012

or

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

(330) 830-3500

Registrant’s telephone number, including area code:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 16, 2012, there were 11,785,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 1, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $49 and $136, respectively	$5,604	$5,664
Inventories	6,582	6,173
Other current assets	580	673

Total current assets	12,766	12,510
PROPERTY AND EQUIPMENT, net	5,295	5,460

OTHER ASSETS
Customer relationships, net	6,054	6,150
Technical library, net	548	555
Deposits and other assets	101	109

Total other assets	6,703	6,814

Total assets	$24,764	$24,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$2,638	$2,439
Current portion of long-term debt	432	431
Current portion of long-term debt, officers and affiliates	1,110	1,053
Accounts payable	3,464	4,051
Accrued expenses and other current liabilities	1,519	1,786

Total current liabilities	9,163	9,760

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,513	1,611
Long-term debt, officers and affiliates, less current portion	2,790	2,930

Total long-term liabilities	4,303	4,541

Total liabilities	13,466	14,301

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 shares issued and outstanding	59,344	59,344
Additional paid in capital
Accumulated deficit	(48,046)	(48,861)

Total stockholders’ equity	11,298	10,483

Total liabilities and stockholders’ equity	$24,764	$24,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Three months ended
	April 1, 2012	April 3, 2011
	(Unaudited)	(Unaudited)
REVENUES
Service revenue	$6,921	$7,228
Product sales	5,557	3,809

Total revenues	12,478	11,037

COST OF REVENUES
Cost of service revenue	5,909	5,859
Cost of product sales	3,541	2,750

Total cost of revenues	9,450	8,609

GROSS PROFIT	3,028	2,428

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,029	1,954

INCOME FROM OPERATIONS	999	474

OTHER (INCOME) EXPENSE
Interest expense	193	255
Other income	(9)	(1)

Total other expense	184	254

NET INCOME	$815	$220

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.07	$0.02

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,785,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Three months ended
	April 1, 2012	April 3, 2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$815	$220
Adjustments to reconcile net income to net cash provided (utilized) by operating activities:
Depreciation and amortization	410	409
Bad debt provision	(85)	(27)
Changes in operating assets and liabilities:
Accounts receivable	145	495
Inventories	(409)	(232)
Other current assets	93	(88)
Accounts payable	(587)	(794)
Accrued expenses and other current liabilities	(267)	(179)

Net cash provided (utilized) by operating activities	115	(196)

INVESTING ACTIVITIES
Acquisition of property and equipment	(134)	(37)

Net cash utilized by investing activities	(134)	(37)

FINANCING ACTIVITIES
Short-term debt borrowings, net	199	425
Borrowings of long-term debt	—	10
Repayments of long-term debt	(180)	(202)

Net cash provided by financing activities	19	233

DECREASE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$191	$254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three months ended April 1, 2012 and April 3, 2011, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three months ended April 1, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for the most recent disclosure of the Company’s accounting policies.

In December 2011, the Company decided to no longer pursue selling HK Engine Components, LLC (“HKEC”) and reclassified HKEC from held-for-sale to held-and-used and from discontinued to continuing operations. HKEC engineers, repairs and remanufactures power assemblies for diesel powered engines, primarily used in locomotive and marine engines. Any depreciation related to HKEC, for 2010 and 2011, was not recorded until December 2011. Accordingly, for the three months ended April 3, 2011, there is no depreciation included in the results of operations for HKEC. Had HKEC been included as held-and-used, there would have been depreciation expense of $46. Additionally, the presentation of operations for the period ended April 3, 2011, has been restated to include HKEC in continuing operations.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE C—INVENTORY

Inventory consists of the following:

	April 1, 2012	December 31, 2011
Raw materials	$2,583	$2,725
Work-in-progress	2,598	2,144
Finished goods	1,401	1,304

	$6,582	$6,173

NOTE D—OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

		April 1, 2012			December 31, 2011
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technical Library	20	$700	$(152)	$548	$700	$(145)	$555
Customer Relationships	15-20	7,722	(1,668)	6,054	7,722	(1,572)	6,150

Total		$8,422	$(1,820)	$6,602	$8,422	$(1,717)	$6,705

The estimated future amortization expense related to intangible assets for the periods subsequent to April 1, 2012 on a calendar year basis is as follows:

$000000.00
Year Ending December 31 —
2012	$318
2013	421
2014	421
2015	421
2016	421
Thereafter	4,600

Total	$6,602

NOTE E – SENIOR CREDIT FACILITY

As of April 1, 2012, the Company had a $5,000 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at the 90-day LIBOR plus 4.75% (effectively 5.22% at April 1, 2012), due July 31, 2013. At April 1, 2012 and December 31, 2011, approximately $2,638 and $2,439, respectively, was outstanding on the credit facility. The borrowings under the credit facility are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At April 1, 2012, approximately $1,944 of additional borrowings were available under the revolving credit agreement. The credit facility is secured by all assets of the Company.

There are certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, Wells Fargo, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company’s business that alter the underlying value of the collateral. The reserve requirements could result in an over-advance borrowing position that could require an accelerated repayment of the over-advance portion. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Wells Fargo to the borrowing base calculation. As a result, the Company classifies borrowings under the revolving note as a short-term obligation.

As part of the financing and the related amendments, the Company paid debt issue costs which are amortized into interest expense over the remaining term of the financing. The Company paid $50 of such costs in 2011 related to 2011 amendments. Debt issue costs amortized to interest expense were $8 for the three months ended April 1, 2012. Net debt issue costs at April 1, 2012 were $39.

Additionally, under a machinery and equipment loan (M&E Loan) with Wells Fargo, the Company has outstanding $889 at April 1, 2012 and $972 at December 31, 2011. Under the M&E Loan, the Company is to make monthly installments of $27 per month plus interest. Interest expense under this loan was $13 for the three months ended April 1, 2012.

Interest expense under the Wells Fargo credit agreement, including the M&E Loan and excluding amortization of debt issue costs, was $54 and $73 for the three months ended April 1, 2012 and April 3, 2011, respectively.

Default and Waiver Agreements

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

On November 30, 2011, the Company and Wells Fargo entered into the Tenth Amendment to the credit agreement (“the Tenth Amendment”). The Company extended the existing revolver and executed the M&E Loan to reflect its outstanding borrowings under the credit agreement. The M&E Loan bears interest at a rate per annum equal to the 90-

day LIBOR plus 475 basis points through July 31, 2013 (5.22% at April 1, 2012). The Company is obligated to make equal monthly installments of $27, plus interest,, commencing on December 1, 2011. In the event that the net forced liquidation value of the machinery and equipment is appraised at less than one-hundred percent of the outstanding M&E Loan principal balance, Wells Fargo may accelerate the repayment obligations over a twelve month period in the amount of such excess. In the Tenth Amendment, Wells Fargo agreed to extend the credit agreement through July 31, 2013, pursuant to the following revised covenants:

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

As of April 1, 2012 and December 31, 2011, the Company is not in violation of any covenants with Wells Fargo.

The Company has promissory notes outstanding to BDeWees, Inc., XGen III, Ltd., and John A. Martell, in the principal amounts of $1,343, $1,343 and $1,213, respectively (together the “Subordinated Indebtedness”) (See Note G, Related Party Transactions). Subordination agreements have been executed which subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

NOTE F—DEBT

Long-term debt

Long-term debt consists of the following:

	April 1, 2012	December 31, 2011
Note payable to Chairman, payable in monthly installments of $7.5 beginning January 1, 2012 (increasing to $12.5 on January 1, 2013) maturing October 31, 2013, with $250 of principal payable no later than June 30, 2012, plus interest at the greater of 7.5% or 2% plus the prime rate (3.25% at April 1, 2012) increasing to 9.5% or 2% plus prime beginning on March 1, 2013 until maturity, secured by a subordinated interest in substantially all assets owned by the Company	$1,213	$1,236

Note payable to former member of 3D Service, Ltd. (BDeWees, Inc.), payable in monthly installments of $10 beginning January 1, 2012 (increasing to $15 on January 1, 2013), maturing August 1, 2013, with additional $250 principal payable no later than June 30, 2012, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%, beginning July 1, 2012 until maturity, secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.

	1,343	1,373

Note payable to former member of 3D Service, Ltd. (Xgen III, Ltd.), payable in monthly installments of $10 beginning January 1, 2012 (increasing to $15 on January 1, 2013), maturing August 1, 2013, with additional $250 principal payable no later than June 30, 2012, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%, beginning July 1, 2012 until maturity, secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.

	1,343	1,373

Note payable to bank in monthly installments of $27 beginning November 30, 2011, plus interest currently at 90-day Month LIBOR (0.47% April 1, 2012) plus 4.75%,secured by inventory and substantially all machinery and equipment (see Note E, Senior Credit Facility)	889	972

Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	86	94

Capital lease obligations	971	977

	5,845	6,025

Less: current portion	1,542	1,484

	$4,303	$4,541

Aggregate maturities of long-term debt for the periods subsequent to April 1, 2012 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2012	$1,542
2013	4,051
2014	252

$5,845

Following is a summary of interest expense for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended
	April 1, 2012	April 3, 2011
Interest expense on principal	$185	$255

Amortization of debt issue costs	8	0

	$193	$255

NOTE G—RELATED PARTY TRANSACTIONS

Long-term debt, officers

As required by the Tenth Amendment, the Company completed the renegotiation, refinance, and extension of its subordinated debt. The Company has three outstanding promissory notes subordinate to Wells Fargo. The Company used the proceeds of the M&E Loan to make cash distributions to the subordinated debt holders by paying $317 in principal on each of three outstanding subordinated promissory notes on November 30, 2011.

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

In conjunction with these notes, the Company executed Loan Extension and Modification Agreements, which govern repayment of the notes, and outline the Company’s ongoing obligations to the 3D Creditors and the scope of their security interest. Specifically, the Company is required to make the following special scheduled repayments of each of the 3D Creditor notes in the amounts set forth below:

•	November 30, 2011—$317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011—$300 (paid from operating cash flow); and

•	No later than June 30, 2012—$250.

Additionally, the 3D Creditor Loan Extension and Modification Agreements cap the Company’s borrowing power with Wells Fargo to a maximum aggregate amount of $6,000, limit the Company’s ability to accelerate payment to the other subordinated creditor, John A. Martell (“Martell”) without prior consent, and contain customary representations and warranties. Further, as required by Wells Fargo, the 3D Creditors executed an Amended and Restated Subordination Agreement in favor of Wells Fargo on November 30, 2011. In the subordination agreement, the 3D Creditors acknowledge the continued subordination of their notes and security interest in the assets of the Company, subject to a first priority lien held by Wells Fargo. Specifically, the 3D Creditors each agree that Wells Fargo may prohibit the Company from making the monthly payments on each note, as stated above, if the Company is in default of the obligations to Wells Fargo, and both further agree that the Company is permitted to make the special scheduled repayments, as outlined above, only if the Company’s excess availability is greater than $500 at the time each special repayment is due. The Company must obtain Wells Fargo’s approval prior to making any additional repayments, in excess of those outlined above, on either note.

The Company also renegotiated and extended its outstanding promissory note with Martell. Prior to this refinancing, the Company was indebted to the Company’s Chairman of the Board and former President and CEO, Martell, for a secured promissory note in the amount of $425, which arose out of the sale of Martell Electric, LLC and Ideal Consolidated, Inc. to Mr. Martell on February 3, 2010. Under the agreement governing the sale to Martell, the purchase price was subject to a working capital adjustment which the Company could satisfy either with cash or by increasing the outstanding principal amount of Martell’s promissory note. The Company had been engaged in negotiations with Martell for several months to settle the working capital adjustment, which culminated in the execution, on November 30, 2011, of a Mutual Release between the Company, Mr. Martell, and his wife, Bonnie M. Martell, in which the parties agreed to a working capital adjustment figure that was incorporated into the Martell note, and release any and all potential claims or actions between the parties. In conjunction with the Mutual Release, the Company executed an Amended Promissory Note payable to Martell in the amount of $1,683 with a maturity date of October 31, 2013, which reflects the principal balance due on the February 3, 2010 note and the working capital adjustment. Interest on the note is calculated through February 28, 2013 as the greater of 7.5% or 2% plus prime, increasing to the greater of 9.5% or 2% plus prime beginning on March 1, 2013 until maturity. The Company is required to make regular monthly installment payments of principal in the amount of $7.5 beginning on January 1, 2012, which amount increases to $12.5 monthly beginning on January 1, 2013 until payoff or maturity. Additionally, the Company is required to make the following special scheduled repayments of the Martell note in the amounts set forth below:

•	November 30, 2011—$317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011—$120 (paid from operating cash flow); and

•	No later than June 30, 2012—$250.

In the event of default, Martell may increase the interest rate and accelerate the outstanding indebtedness. Additionally, as required by Wells Fargo, Martell executed an Amended and Restated Subordination Agreement in favor of Wells Fargo on November 30, 2011. In the subordination agreement, Martell acknowledges the continued subordination of his note and security interest in the assets of the Company, subject to a first priority lien held by Wells Fargo. Specifically, Martell agrees that Wells Fargo may prohibit the Company from making the monthly payments on his note, as stated above, if the Company is in default of its obligations to Wells Fargo, and further agrees that the Company is permitted to make the special scheduled repayments, as outlined above, only if the Company’s excess availability is greater than $500 at the time each special repayment is due.

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

Interest on these three notes was $93 for the three months ended April 1, 2012 and $120 for the three months ended April 3, 2011.

Leases

The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from its Chairman of the Board and stockholder. Total rent expense under these agreements was approximately $43 for the three month periods ended April 1, 2012 and April 3, 2011, respectively. The lease for Hammond, Indiana and Boardman, Ohio facilities, expire in May 2015 and August 2015, respectively.

The Company leases a facility in South Bend for its former corporate offices from its Chairman of the Board and stockholder. This lease is set to expire in May 2012. As a result of closure and relocation of the corporate office to Massillon in June 2010, the Company no longer uses this office space. The Company is still obligated to pay rent on the South Bend facility. As of April 1, 2012 and December 31, 2011, approximately $10 and $51, respectively, was included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets for the abandoned lease.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $40 for the three months ended April 1, 2012 and $39 for the three months ended April 3, 2011.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. Rent expense under the lease was $141 for the three months ended April 1, 2012 and $135 for the three months ended April 3, 2011.

NOTE H—INCOME PER SHARE

The Company accounts for income per common share under the provisions of Accounting Standards Codification 260, Earnings Per Share (“ASC 260”), which requires a dual presentation of basic and diluted income per common share. Basic income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted income per common share is computed assuming the conversion of common stock equivalents, when dilutive.

For the three months ended April 1, 2012, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase 84,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted income per share because the effect of including the warrants and options would have been anti-dilutive.

For the three months ended April 3, 2011, the Company’s common stock equivalents, consisting of warrants to purchase 308,197 shares of common stock and options to purchase 72,000 shares of common stock issued to employees under the 2005 Stock Option Plan were not included in computing diluted income per share because the effect of including the warrants and options would have been anti-dilutive.

NOTE I—CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At April 1, 2012 and December 31, 2011, approximately 28% and 36%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, approximately 32% and 25%, respectively, of gross receivables were due from entities in the rail industry. Two customers, doing business with the Company’s Industrial Services and Rail Services segments, accounted for approximately 36% and 21% of total consolidated revenue for the three months ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012, these two customers accounted for 21% and 15% of the total consolidated revenue, respectively. The loss of any of these customers would have a material adverse effect on the Company.

NOTE J—COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At April 1, 2012 and December 31, 2011, approximately 14% of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three months ended April 1, 2012 and April 3, 2011 is as follows:

	Three Months Ended April 1, 2012	Three Months Ended April 3, 2011
Balance at beginning of period	$84	$217
Warranty claims paid	(23)	—
Warranty expense (recovery)	31	(40)

Balance at end of period	$92	$177

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

NOTE K—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt

As of April 1, 2012 and December 31, 2011, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of April 1, 2012 and December 31, 2011, the fair value of debt differed from the carrying amount due to favorable interest terms on the notes with the Company’s former CEO and former members of 3D. At April 1, 2012 and December 31, 2011 the aggregate fair value of debt, with an aggregate carrying value of $7,513 and $7,487, respectively, is estimated at $7,403 and $7,356, respectively, and is based on the estimated future cash flows discounted at terms at which the Company estimates it could borrow such funds from unrelated parties.

NOTE L—MANAGEMENT PLAN

In 2012, the Company’s management plan is to continue to improve operating margins and to continue its cost reduction efforts. This will be obtained through operating efficiencies and strategic sourcing. The Company will continue to identify and act upon areas where revenues can be increased. The Company will continue to review its sales process, to further enhance and improve the sales process throughout the Company. This includes the implementation of a customer relations management system. Additionally, the Company will complete the integration of the final business unit, HKEC, into the same enterprise reporting package used by the remainder of the Company.

NOTE M—SEGMENT INFORMATION

The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise (“SFAS No. 131”). The Company operates in two segments: Industrial Services and Rail Services.

The Industrial Services segment is primarily engaged in providing maintenance and repair services to the electric motor industry and repairing, remanufacturing and manufacturing industrial lifting magnets for the steel and scrap industries. The Rail Services segment rebuilds and manufactures power assemblies, engine parts, and other components related to large diesel engines for the rail and marine industries.

The Company evaluates the performance of its business segments based on net income or loss. Corporate administrative and support services for the Company are allocated to the business segments, except for corporate depreciation and interest expense.

Summarized financial information concerning the Company’s reportable segments as of and for the three months ended April 1, 2012 and April 3, 2011 is shown in the following tables:

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended April 1, 2012
External revenue:
Service revenue	$6,921	$—	$—	$—	$6,921
Product sales	1,304	4,253	—	—	5,557
Deprecation included in the cost of revenues	221	44	—	—	265
Gross profit	1,820	1,208	—	—	3,028
Other depreciation & amortization	113	—	24	—	137
Interest expense	35	2	156	—	193
Net income (loss)	244	740	(169)	—	815
Capital expenditures	38	78	18	—	134

Total assets at April 1, 2012	19,755	3,987	1,022	—	24,764

2011	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended April 3, 2011
External revenue:
Service revenue	$7,228	$—	$—	$—	$7,228
Product sales	1,028	2,781	—	—	3,809
Deprecation included in the cost of revenues	261	—	—	—	261
Gross profit	1,692	736	—	—	2,428
Other depreciation & amortization	118	—	30		148
Interest expense	152	3	100	—	255
Net income (loss)	(34)	379	(125)		220
Capital expenditures	—	—	37	—	37

Total assets at December 31, 2011	20,396	3,643	745	—	24,784

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, the Company expanded the nature of its operations as well as our geographic presence, which now includes locations in Indiana, Alabama, Ohio, West Virginia, and California. In April 2004, the Company reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, the Company changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.

The Company made a series of acquisitions until the economic crisis ultimately forced a retrenchment. In December 2009, the Company announced an overall restructuring plan, which the Company has completed. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, to align its operations with our long-term vision and allow us to focus on industrial and utility services. In December 2009, the Company divested AMP Rail Services Canada ULC (“AMP Canada”) in a sale of 100% of its capital stock. Also in December 2009, the Company announced the planned divestiture of our Martell Electric, LLC (“Martell Electric”), Ideal Consolidated, Inc. (“Ideal”), American Motive Power, Inc. (“AMP”), and HK Engine Components, LLC (“HKEC”) subsidiaries in order to focus on our core business of industrial services. In February 2010, the Company completed the sale of its Construction and Engineering Services subsidiaries, Martell Electric and Ideal. In March 2010, the Company completed the sale of our AMP subsidiary. In December of 2011, the Company announced its intentions to no longer have HKEC listed as held for sale. While the Company sees HKEC as non-core to its business model, the Company does see significant value in HKEC and believes the Company would not obtain the appropriate value for this business, if it were to be sold in today’s economic environment.

Through April 1, 2012, and prior to the divestitures, the Company provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At April 1, 2012, the Company operated primarily in two business segments:

•

Industrial Services – Providing maintenance and repair services to several industries including electric motor repair and rebuilding; maintenance and repair of electro-mechanical components for the wind power industry; and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, the Company also provides on-site maintenance services and custom and standardized industrial maintenance training programs.

•

Rail Services – Manufacturing and rebuilding power assemblies, engine parts, and other components related to large diesel engines, and providing locomotive maintenance, remanufacturing, and repair services for the rail industry.

On November 30, 2011 the Company refinanced its credit agreement with Wells Fargo Bank N.A. (“Wells Fargo”). In this agreement, Wells Fargo extended its existing $5,000 Senior Credit Facility and approved an additional $1,000 machinery and equipment loan (“M&E Loan”), both with maturity dates of July 31, 2013. The M&E Loan bears interest at a rate per annum equal to the 90-day LIBOR plus 475 basis points through July 31, 2013. The Company is obligated to make equal monthly installments of $27, plus interest, commencing on December 1, 2011. In the event that the net forced liquidation value of our machinery and equipment is appraised at less than one-hundred percent of the outstanding Term Note principal balance, Wells Fargo may accelerate our repayment obligations over a twelve month period in the amount of such excess.

Additionally, in conjunction with the Wells Fargo refinancing, the Company completed the renegotiation, refinance, and extension of its subordinated debt. The Company has three outstanding promissory notes, which are subordinate to Wells Fargo. Two of these notes are substantially identical, being owed to each of B. DeWees, Inc. and X-Gen III, Ltd. (the “3 D Creditors”). Principal amounts outstanding under these notes as of April 1, 2012 total $2,686. Interest on the notes through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Beginning on July 1, 2012, the interest rate on each note increases to the index rate plus nine percentage points, but no less than 19% per annum. Regularly scheduled monthly payments in the amount of $10 per note, plus all unpaid accrued interest, are due beginning on January 1, 2012. Beginning on January 1, 2013, the monthly payments are set to increase to $15 per month, with a balloon payment of the full outstanding principal and accrued interest due on the notes’ maturity date of August 1, 2013. The third subordinated note totals $1,213 principal amount outstanding as of April 1,

2012. Interest on the note through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Interest on the note is calculated through February 28, 2013 as the greater of 7.5% or 2% plus prime, increasing to the greater of 9.5% or 2% plus prime beginning on March 1, 2013 until maturity. The Company are required to make regular monthly installment payments of principal in the amount of $7.5 beginning on January 1, 2012, which amount increases to $12.5 monthly beginning on January 1, 2013 until payoff or maturity.

The Company used the proceeds of the machinery and equipment loan to make cash distributions to its subordinated debt holders of $950 combined on November 30, 2011. Additionally, by terms of the subordinated debt agreements, on December 29, 2011, the Company made a combined payment to our three subordinated debt holders in the amount of $720. This payment was funded by its operating cash flows. The credit agreement allows the Company to make substantial repayments towards the outstanding principal of our subordinated notes. This refinancing is expected to reduce the Company’s interest expenses going forward, improve overall capital structure, and facilitate execution of strategic initiatives.

Revenues for the three months ended April 1, 2012 increased approximately 12.1% from the three months ended December 31, 2011, reflecting increased product demand. Gross profit increased with lower direct costs and overhead reduction efforts. Previously initiated cost reduction initiatives continue to be realized in SG&A with a reduction of approximately 13.1% compared to the three months ended December 31, 2011. Consequently, the first quarter of 2012, as compared to the fourth quarter of 2011 realized improved operating results. As a result of recent financial performance and the ability to consistently pay vendors in a timely manner, the Company was able to obtain credit from many vendors, which in the past, were reluctant to provide credit. This helped eliminate delays in receipt of necessary materials and parts. This improvement has allowed us to eliminate manufacturing inefficiencies, and has allowed us the ability to deliver services and products to customers on a timely basis.

Recent Developments

Not applicable

Significant Accounting Policies

The significant accounting polices used in preparation of the Company’s consolidated financial statements are disclosed in Note B of the Notes to the Consolidated Financial Statements within the Form 10-K. No additional significant accounting policies have been adopted during Fiscal 2012.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Results of Operations

Three Months Ended April 1, 2012 Compared to Three Months Ended April 3, 2011

Revenues. Total revenues increased by $1,441 or 13.1% to $12,478 for the three months ended April 1, 2012 from $11,037 for the three months ended April 3, 2011. This increase is comprised of a $307 or 4.2% decrease in service revenues and a $1,748 or 45.9% increase in product sales. Industrial Services revenues decreased by $30 or 0.4%, while revenues for the Rail Services segment increased $1,471 or 52.9%. The decrease in the service revenues represents the timing of the completion of various field service projects and a low seasonal demand in the market place. The increase in product sales is primarily related to demand for engine components produced by our HKEC unit.

Gross Profit. Total gross profit for the three months ended April 1, 2012 was $3,028 or 24.3% of total revenues compared to $2,428 or 22.0% of total revenues for the three months ended April 3, 2011. This represents an increase of $600 or 24.7%. This increase is comprised of a decline of a $357 or 26.1% in service revenues and an increase of $957 or 90.4% in product sales. Industrial Services gross profit increased by $128 or 7.6%, while gross profit for the Rail Services increased $472 or 64.1%. The decline in gross profits associated with service revenues is due to a number of quoted jobs not achieving optimal efficiencies. Product sales gross profit increased due to price increases and our ability to eliminate costs and improve operational efficiencies. For the three months ended April 3, 2011, HKEC was held-for-sale and accordingly no depreciation was recorded (depreciation for HKEC in 2011 was subsequently recorded during the fourth quarter when HKEC was reclassified from held-for-sale to held-and-used). Had depreciation been recorded for the three months ended April 3, 2011, both product and rail services gross profit would have declined by $46, as a result of the associated depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $2,029 for the three months ended April 1, 2012 from $1,954 for the three months ended April 3, 2011.This is an increase of $75 or 3.8%. Selling expenses were 5.8% of total revenues for the three months ended April 1, 2012 and 5.3% of total revenues for the three months ended April 3, 2011. This increase is attributed to increased commissions attributed to the increased sales associated with product sales. Selling expenses for Industrial Services were 6.9% of Industrial Services revenue for the three months ended April 1, 2012 and 5.7% of Industrial Services revenues for the three months ended April 3, 2011. Selling expenses for Rail Services were 3.5% of Rail Services revenues for the three months ended April 1, 2012 and 4.1% of Rail Services revenues for the three months ended April 3, 2011. General and administrative expenses decreased 3.6% to $1,304 for the three months ended April 1, 2012 from $1,353 for the three months ended April 3, 2011. This decrease is due to a reduction in bad debts, resulting from improved collections of past due accounts. General and administrative expenses were 10.4% and 12.3% of total revenues for three months ended April 1, 2012 and April 3, 2011, respectively. General and administrative expenses for Industrial Services were 11.8% of Industrial Service revenues for the three months ended April 1, 2012 and 13.4% of Industrial Services revenues for the three months ended April 3, 2011. General and administrative expenses for Rail Services were 7.5% of Rail Services revenues for the three months ended April 1, 2012 and 8.6% of Rail Service revenues for the three months ended April 3, 2011.

Income from Operations. Income from operations improved $525 from $474 for the three months ended April 3, 2011 to $999 for the three months ended April 1, 2012. This improvement is directly attributable to increased gross profit and reduced general and administrative expenses for the three months ended April 1, 2012. Industrial Services generated income from operations of $280 for the three months ended April 1, 2012. This is an improvement of $162 from income from operations of $118 for the three months ended April 3, 2011. Rail Services generated income from operations of $742 for the three months ended April 1, 2012 or an improvement of $359 from income from operations of $383 for the three months ended April 3, 2011.

Interest Expense and Other Expense (Income). Interest expense reduced for the three months ended April 1, 2012 to $193 from $255 for the three months April 3, 2011. This reduction is the result of the Company having a reduced level of principal related to debt on its books, and its ability to renegotiate its credit facility with Wells Fargo, during 2011, effectively reducing the interest rate by approximately 39%, and reduced interest expense related to certain of the Company’s subordinated debt, as a result of its renegotiation with the Company’s subordinated debt holders in November 2011. Other Income increased $8 to $9 for the three months ended April 1, 2012 from $1 of income for the three months ended April 3, 2011.

Provision for Income Taxes. We have experienced tax net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax benefits which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits. No provision for income taxes was recorded during the periods ended April 1, 2012, and April 3, 2011, due to the utilization of cumulative net operating losses.

Net Income. Net income was $815 for the three months ended April 1, 2012 compared to $220 for the three months ended April 3, 2011. This is an increase of $595 or 270.5%. As indicated above, the improvement year over year is due to improved gross margins, reduced expenditures related to general and administrative expenses, and reduced interest expense.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased by $561 from $863 for the three months ended April 3, 2011 to $1,424 for the three months ended April 1, 2012. The primary increase in EBITDA is a result of increased profitability during the three months ended April 1, 2012 versus the three months ended April 3, 2011.

	Three months ended
	April 1, 2012	April 3, 2011
		Restated
EBITDA - Consolidated
Net income	$815	$220
Add back:
Interest Expense	193	255
Depreciation and amortization	402	409
Income taxes	14	(21)

EBITDA (1)	$1,424	$863

(1)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

However, EBITDA is not a recognized measurement under GAAP and when analyzing our operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments. The amounts shown for EBITDA also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges and are used to determine compliance with financial covenants and our ability to engage in certain activities, such as incurring additional debt and making certain restricted payments.

Liquidity and Capital Resources

At April 1, 2012, the Company had $3,603 of working capital, an improvement of $853 as compared to December 31, 2011. The increase is primarily due to increased inventory, offset by a decrease in accounts payable owed at December 31, 2011.

Net cash provided (utilized) by operating activities was $115 for the three months ended April 1, 2012 compared to $(196) for the three months ended April 3, 2011. This increase is primarily due to the Company generating increased income.

For the three months ended April 1, 2012, net cash flows utilized by investing activities increased by $97 to $134 compared to $37 for the three months ended April 3, 2011. This is the result of the purchase of various property and equipment.

Net cash provided by financing activities decreased by $214 to $19 as of April 1, 2012 as compared to $233 as of April 3, 2011. This decrease is directly attributed to the Company’s ability to repay long-term debt, combined with lower draws on the revolving credit line.

During 2012, the Company will continue to focus its efforts to maintain the generation of positive operating cash flows and to reduce the levels of subordinated debt, due to the less favorable interest rates associated with certain of the Company’s subordinated debts. We continue our efforts to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, improve operating margins, review alternative financing sources, and negotiate extended terms with our vendors.

The Company has promissory notes outstanding to BDeWees, Inc., XGenIII, Ltd., and John A. Martell, in the principal amounts of $1,343, $1,343 and $1,213, respectively (together the “Subordinated Indebtedness”) (See Note G, Related Party Transactions). Subordination agreements have been executed which subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

As of April 1, 2012, we did not have any material commitments for capital expenditures.

Discussion of Forward-Looking Statements

Certain matters described in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, which include any statement that is not a historical fact, such as statements regarding our future operations, future financial position, business strategy, plans and objectives. Without limiting the generality of the foregoing, words such as “may,” “intend,” “expect,” “believe,” “anticipate,” “could,” “estimate” or “plan” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of April 1, 2012. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of April 1, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.7	Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.8	Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.9	Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.10	Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.11	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.12	AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 15, 2010)

10.13	Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 15, 2010)

10.14	Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.15	Eighth Amendment to Credit and Security Agreement, dated December 13, 2010, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.16	Form of Loan Extension and Modification Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc., MISCOR Group, Ltd. and BDeWees, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.17	Form of Amended and Restated Promissory Note dated November 30, 2010 by Magnetech Industrial Services, Inc. and MISCOR Group, Ltd. in favor of BDeWees, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.18	Form of Amendment to Commercial Security Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc. and BDeWees, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.19	Ninth Amendment to Credit and Security Agreement, dated June 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2011)

10.20	Extension of Ninth Amendment to Credit and Security Agreement, dated August 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.21	Extension of Ninth Amendment to Credit and Security Agreement, dated September 29, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.22	Extension of Ninth Amendment to Credit and Security Agreement, dated October 7, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2011)

10.23	Extension of Ninth Amendment to Credit and Security Agreement, dated October 28, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2011).

10.24	Extension of Ninth Amendment to Credit and Security Agreement dated November 17, 2011 by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011).

10.25	Tenth Amendment to Credit and Security Agreement, dated November 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.26	Term Note, dated November 30, 2011, issued by MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC, payable to Wells Fargo, N.A. (incorporated by reference to Exhibit 10.98 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.27	Loan Extension and Modification Agreement, dated November 30, 2011, among BDeWees, Inc. and Miscor Group Ltd. (incorporated by reference to Exhibit 10.99 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.28	Loan Extension and Modification Agreement, dated November 30, 2011, among XGen III Ltd. and Miscor Group Ltd. (incorporated by reference to Exhibit 10.100 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.29	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd. payable to BDeWees, Inc. (incorporated by reference to Exhibit 10.101 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.30	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd., payable to XGen III Ltd. (incorporated by reference to Exhibit 10.102 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.31	Amended and Restated Subordination Agreement, dated November 30, 2011, among BDeWees, Inc. and XGen III, Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.103 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.32	Amended Promissory Note, dated November 30, 2011, issued by Miscor Group, Ltd., payable to John A. Martell (incorporated by reference to Exhibit 10.104 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.33	Mutual Release, dated November 30, 2011, among Miscor Group, Ltd., Martell Electric, LLC, Ideal Consolidated, Inc., John A. Martell, and Bonnie Martell (incorporated by reference to Exhibit 10.105 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.34	Amended and Restated Subordination Agreement, dated November 30, 2011, executed John A. Martell, acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.106 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.35	Agreement for Subordination of Security Interest and Payment of Debt, dated November 30, 2011, among John A. Martell, BDeWees, Inc., and XGen III Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.107 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

May 2, 2012	By:	/s/ Marc Valentin, CPA
Marc Valentin, CPA
Chief Accounting Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)