Form 10-Q
period 2012-07-01
MISCOR GROUP, LTD.
filed 2012-08-06
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 16, 2012, there were 11,785,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

ASSETS

	July 1, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $49 and $136, respectively	$5,941	$5,664
Inventories	5,958	6,173
Other current assets	373	673

Total current assets	12,272	12,510

PROPERTY AND EQUIPMENT, net	5,099	5,460

OTHER ASSETS
Customer relationships, net	5,957	6,150
Technical library, net	540	555
Deposits and other assets	93	109

Total other assets	6,590	6,814

Total assets	$23,961	$24,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$2,174	$2,439
Current portion of long-term debt	429	431
Current portion of long-term debt, officers and affiliates	1,155	1,053
Accounts payable	3,400	4,051
Accrued expenses and other current liabilities	1,421	1,786

Total current liabilities	8,579	9,760
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,417	1,611
Long-term debt, officers and affiliates, less current portion	1,913	2,930

Total long-term liabilities	3,330	4,541

Total liabilities	11,909	14,301

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 shares issued and outstanding	59,344	59,344
Accumulated deficit	(47,292)	(48,861)

Total stockholders’ equity	12,052	10,483

Total liabilities and stockholders’ equity	$23,961	$24,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Service revenue	$7,705	$8,217	$14,627	$15,445
Product sales	5,557	3,902	11,113	7,711

Total revenues	13,262	12,119	25,740	23,156

COST OF REVENUES
Cost of service revenue	6,810	6,776	12,719	12,635
Cost of product sales	3,142	2,770	6,683	5,520

Total cost of revenues	9,952	9,546	19,402	18,155

GROSS PROFIT	3,310	2,573	6,338	5,001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,362	1,916	4,391	3,871

INCOME FROM OPERATIONS	948	657	1,947	1,130

OTHER (INCOME) EXPENSE
Interest expense	174	257	367	511
Other expense (income)	20	(101)	11	(102)

Total other expense	194	156	378	409

NET INCOME	$754	$501	$1,569	$721

BASIC INCOME PER COMMON SHARE	$0.06	$0.04	$0.13	$0.06

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,785,826	11,785,826	11,785,826

DILUTED INCOME PER COMMON SHARE	$0.06	$0.04	$0.13	$0.06

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,177,023	11,785,826	12,167,023	11,785,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Six months ended
	July 1, 2012	July 3, 2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$1,569	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	813	820
Bad debt recovery	(11)	(62)
Loss on sale of equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(266)	564
Inventories	215	(451)
Other current assets	300	37
Deposits and other non-current assets	16	(5)
Accounts payable	(651)	(479)
Accrued expenses and other current liabilities	(365)	(459)

Net cash provided by operating activities	1,633	686

INVESTING ACTIVITIES
Acquisition of property and equipment	(271)	(108)
Proceeds from disposal of property and equipment	14	—

Net cash utilized by investing activities	(257)	(108)

FINANCING ACTIVITIES
Short-term debt borrowings, net	(265)	(267)
Borrowings of long-term debt	—	21
Repayments of long-term debt	(1,111)	(332)

Net cash utilized by financing activities	(1,376)	(578)

DECREASE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$349	$477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE A – BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and six months ended July 1, 2012 and July 3, 2011, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and six months ended July 1, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for the most recent disclosure of the Company’s accounting policies.

In December 2011, the Company decided to no longer pursue selling HK Engine Components, LLC (“HKEC”) and reclassified HKEC from held-for-sale to held-and-used and from discontinued to continuing operations. HKEC engineers, repairs and remanufactures power assemblies for diesel powered engines, primarily used in locomotive and marine engines. Any depreciation related to HKEC for 2010 and 2011 was not recorded until December 2011. Accordingly, for the three and six months ended July 3, 2011, there is no depreciation included in the results of operations for HKEC. Had HKEC been included as held-and-used, there would have been depreciation expense of $46 and $92 for the three and six months ended July 3, 2011. Additionally, the presentation of operations for the period ended July 3, 2011, has been restated to include HKEC in continuing operations.

NOTE B – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE C – INVENTORY

Inventory consists of the following:

	July 1, 2012	December 31, 2011
Raw materials	$2,228	$2,725
Work-in-progress	2,114	2,144
Finished goods	1,616	1,304

	$5,958	$6,173

NOTE D – OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

	Estimated Useful Lives (in Years)	July 1, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technical Library	20	$700	$(160)	$540	$700	$(145)	$555
Customer Relationships	15-20	7,722	(1,765)	5,957	7,722	(1,572)	6,150

Total		$8,422	$(1,925)	$6,497	$8,422	$(1,717)	$6,705

The estimated future amortization expense related to intangible assets for the periods subsequent to July 1, 2012 on a calendar year basis is as follows:

Year Ending December 31, --
2012	$213
2013	421
2014	421
2015	421
2016	421
Thereafter	4,600

Total	$6,497

NOTE E – SENIOR CREDIT FACILITY

As of July 1, 2012, the Company had a $5,000 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at the 90-day LIBOR plus 4.75% (effectively 5.21% at July 1, 2012), due July 31, 2013. At July 1, 2012 and December 31, 2011, approximately $2,174 and $2,439, respectively, was outstanding under the credit agreement. The borrowings under the credit agreement are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At July 1, 2012, approximately $1,890 of additional borrowings were available under the revolving credit agreement. The borrowings under the credit agreement are secured by all assets of the Company.

There are certain provisions of the credit agreement that could potentially be interpreted as a subjective acceleration clause. Specifically, Wells Fargo, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable to account for changes in the nature of the Company’s business that alter the underlying value of the collateral. The reserve requirements could result in an over-advance borrowing position that could require an accelerated repayment of the over-advance portion. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by Wells Fargo to the borrowing base calculation. As a result, the Company classifies borrowings under the revolving note as a short-term obligation.

As part of the financing and the related amendments, the Company paid debt issue costs which are amortized into interest expense over the remaining term of the financing. The Company paid $50 of such costs in 2011 related to amendments entered into in 2011. Debt issue costs amortized to interest expense were $8 and $16 for the three and six months ended July 1, 2012. Net debt issue costs at July 1, 2012 were $32.

The Company also has a machinery and equipment loan (the “M&E Loan”) with Wells Fargo. Under the M&E Loan, the Company had outstanding borrowings of $806 at July 1, 2012 and $972 at December 31, 2011. The M&E Loan bears interest at a rate per annum equal to the 90-day LIBOR plus 475 basis points through July 31, 2013 (5.21% at July 1, 2012). The Company is obligated to make equal monthly installments of $27, plus interest, commencing on December 1, 2011. Interest expense under this loan was $10 and $23 for the three and six months ended July 1, 2012.

In the event that the net forced liquidation value of the machinery and equipment is appraised at less than one-hundred percent of the outstanding M&E Loan principal balance, Wells Fargo may accelerate the repayment obligations over a twelve month period in the amount of such excess. The M&E Loan is due July 31, 2013, and includes the following covenants:

•	Maintenance of minimum net income of not less than $500 during the fiscal year ending on December 31, 2011;

•	Maintenance of a fixed charge coverage ratio of not less than 1.1 to 1.0 as of the end of each fiscal month for the 12 months then ending commencing with the fiscal month ending March 31, 2012;

•	No net loss during any fiscal year-to-date period in excess of $250; and

•	No capital expenditures of more than $600 during any fiscal year ending on or after December 31, 2012

Interest expense under the Wells Fargo credit agreement, including the M&E Loan and excluding amortization of debt issue costs, was $28 and $82 for the three and six months ended July 1, 2012, and $67 and $136 for the three and six months ended July 3, 2011, respectively.

As of July 1, 2012 and December 31, 2011, the Company is not in violation of any covenants with Wells Fargo.

NOTE F – RELATED PARTY TRANSACTIONS

Long-term debt, officers

The Company has three outstanding promissory notes subordinate to Wells Fargo, one with BDeWees, Inc., one with XGen III, Ltd. (collectively, BDeWees, Inc. and XGen III, Ltd. being referred to as the “3D Creditors”) and one with John A. Martell (“Martell”), the Company’s Chairman of the Board and former President and CEO. The Company used the proceeds of the M&E Loan to make cash distributions to the subordinated debt holders by paying $317 in principal on each of three outstanding subordinated promissory notes on November 30, 2011.

The subordinated promissory notes with the 3D Creditors have an aggregate principal balance of $2,126 and mature on August 1, 2013. Interest on the notes through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Beginning on July 1, 2012, the interest rate on each note increases to the index rate plus nine percentage points, but no less than 19% per annum. Regularly scheduled monthly payments in the amount of $10 per note, plus all unpaid accrued interest, began being paid on January 1, 2012. Beginning on January 1, 2013, the monthly payments are set to increase to $15 per month, with a balloon payment of the full outstanding principal and accrued interest due on the notes’ maturity date of August 1, 2013. On June 30, 2012, the Company made the last of three special scheduled payments, which were paid as follows:

•	November 30, 2011 – $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 – $300 (paid from operating cash flow); and

•	No later than June 30, 2012 – $250 (paid from operating cash flow on April 23, 2012).

Our agreement with the 3D Creditors cap the Company’s borrowing power with Wells Fargo to a maximum aggregate amount of $6,000, limit the Company’s ability to accelerate payment to Martell without prior consent, and contain customary representations and warranties. Further, as required by Wells Fargo, the 3D Creditors notes are subordinate to our indebtedness with Wells Fargo. Specifically, the 3D Creditors each agree that Wells Fargo may prohibit the Company from making the monthly payments on each note, as stated above, if the Company is in default of the obligations to Wells Fargo. The Company must obtain Wells Fargo’s approval prior to making any additional repayments, in excess of those outlined above, on either note.

As stated above, the Company also has a subordinated promissory note with Martell. The aggregate principal balance of the subordinated promissory note with Martell is $941, and arose out of the sale of Martell Electric, LLC and Ideal Consolidated, Inc. to Mr. Martell on February 3, 2010 and the subsequent negotiation of a working capital adjustment to the purchase price in such sale. The subordinated promissory note with Martell matures on October 31, 2013. Interest on the note is calculated through February 28, 2013 as the greater of 7.5% or 2% plus prime, increasing to the greater of 9.5% or 2% plus prime beginning on March 1, 2013 until maturity. Regular monthly installment payments of principal, in the amount of $7.5, began being paid on January 1, 2012, which amount increases to $12.5 monthly beginning on January 1, 2013 until payoff or maturity. On June 30, 2012, the Company made the last of three special scheduled payments, which were paid as follows:

•	November 30, 2011 – $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 – $120 (paid from operating cash flow); and

•	No later than June 30, 2012 – $250 (paid from operating cash flow on April 23, 2012).

In the event of default, Martell may increase the interest rate and accelerate the outstanding indebtedness. Additionally, as required by Wells Fargo, the Martell note is subordinate to our indebtedness with Wells Fargo. Specifically, Martell agrees that Wells Fargo may prohibit the Company from making the monthly payments on his note, as stated above, if the Company is in default of its obligations to Wells Fargo. Additionally, on November 30, 2011, Martell executed an Agreement for Subordination of Security Interest and Payment of Debt in favor of the 3D Creditors, in which Martell agreed to subordinate his security interest in the Company’s assets in favor of the security interest held by the 3D Creditors. The agreement also prohibits making any additional repayments, in excess of the scheduled monthly payments and special scheduled payments outlined above, on the Martell note prior to maturity.

Interest on these three notes was $80 and $173 for the three and six months ended July 1, 2012 and $147 and $294 for the three and six months ended July 3, 2011.

Leases

The Company leases its South Bend, Indiana, Hammond, Indiana, and Boardman, Ohio facilities from Martell. Total rent expense under these agreements was approximately $43 and $85 for the three and six month periods ended July 1, 2012 and July 3, 2011, respectively. The lease for Hammond, Indiana and Boardman, Ohio facilities, expire in May 2015 and August 2015, respectively.

The Company leased a facility in South Bend from Martell. This lease expired in July 2012. As a result of closure and relocation of the corporate office to Massillon in June 2010, the Company no longer uses this office space. As of July 1, 2012 and December 31, 2011, $0 and $51, respectively, was included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets for the expired lease.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $40 and $80 for the three and six months ended July 1, 2012 and $41 and $80 for the three months ended July 3, 2011.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of Magnetech Industrial Services, Inc., under an agreement expiring in November 2017. Rent expense under the lease was $141 and $283 for the three and six months ended July 1, 2012 and $135 and $270 for the three and six months ended July 3, 2011.

NOTE G – DEBT

Long-term debt

Long-term debt consists of the following:

	July 1, 2012	December 31, 2011
Note payable to BDeWees, Inc., payable in monthly installments of $10 beginning January 1, 2012 (increasing to $15 on January 1, 2013), maturing August 1, 2013, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%, beginning July 1, 2012 until maturity, secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.	$1,063	$1,373

Note payable to Xgen III, Ltd., payable in monthly installments of $10 beginning January 1, 2012 (increasing to $15 on January 1, 2013), maturing August 1, 2013, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%, beginning July 1, 2012 until maturity, secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.	1,063	1,373

Note payable to Martell, payable in monthly installments of $7.5 beginning January 1, 2012 (increasing to $12.5 on January 1, 2013) maturing October 31, 2013, plus interest at the greater of 7.5% or 2% plus the prime rate (3.25% at July 1, 2012) increasing to 9.5% or 2% plus prime beginning on March 1, 2013 until maturity, secured by a subordinated interest in substantially all assets owned by the Company	941	1,236

Note payable to Wells Fargo in monthly installments of $27 beginning November 30, 2011, plus interest currently at Daily Three Month LIBOR (0.46% at July 1, 2012, plus 4.75%, secured by inventory and substantially all machinery and equipment (see Note E, Senior Credit Facility)	806	972

Note payable to Wells Fargo in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	79	94

Capital lease obligations	962	977

	4,914	6,025

Less: current portion	1,584	1,484

	$3,330	$4,541

Aggregate maturities of long-term debt for the periods subsequent to July 1, 2012 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2012	$611
2013	4,051
2014	252

$4,914

Following is a summary of interest expense for the three and six months ended July 1, 2012 and July 3, 2011:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Interest expense on principal	$166	$257	$351	$511
Amortization of debt issue costs	8	—	16	—

	$174	$257	$367	$511

NOTE H – INCOME PER SHARE

The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented:

	Three months ended		Six months ended
	July 1, 2012	July 3 2011	July 1, 2012	July 3 2011
Net income	$754	$501	$1,569	$721
Weighted-average common shares outstanding (basic)	11,785,826	11,785,826	11,785,826	11,785,826
Effect of dilutive securities from equity awards	391,197	—	381,197	—

Weighted-average common shares outstanding (diluted)	12,177,023	11,785,826	12,167,023	11,785,826
Basic earnings per common share	$0.06	$0.04	$0.13	$0.06

Dilutive earnings per common share	$0.06	$0.04	$0.13	$0.06

The weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 308,197 warrants to purchase shares of common stock for the three and six months ended July 1, 2012 and July 3, 2011, respectively. There were 82,000 options to purchase shares of common stock to employees under the 2005 Stock Option Plan, for the three and six months ended July 1, 2012. As of July 1, 2012, 81,000 of the total 82,000 options to purchase shares under the 2005 Stock Option plan are dilutive. There were 58,000 options to purchase shares of common stock to employees under the 2005 Stock Option Plan, for the three and six months ended July 3, 2011.

NOTE I – CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At July 1, 2012 and December 31, 2011, approximately 29% and 21%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries, approximately 26% and 27%, respectively, of gross receivables were due from entities in the rail industry. Two customers, doing business with the Company’s Industrial Services and Rail Services segments, accounted for approximately 16% and 12% of total consolidated revenue for the three months ended July 1, 2012 and July 3, 2011, respectively. As of July 1, 2012, these two customers accounted for 34% and 23% of the total consolidated revenue, respectively. The loss of any of these customers would have a material adverse effect on the Company.

NOTE J – COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At July 1, 2012 and December 31, 2011, approximately 14% of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three and six months ended July 1, 2012 and July 3, 2011 is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Balance at beginning of period	$91	$177	$84	$217
Warranty claims paid	(3)	(11)	(26)	(11)
Warranty expense	28	54	58	14

Balance at end of period	$116	$220	$116	$220

Employment Agreement

On June 18, 2010, the Company entered into an employment agreement with its President and CEO, Michael P. Moore. The agreement was for an initial one-year term, subject to earlier termination as provided in the agreement. At each year-end, the agreement will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The employment agreement provides for certain benefits to the executive if employment is terminated by the Company without cause, by the executive with good reason, or due to death or disability. The benefits include continuation of the executive’s base salary for six months, any earned but unpaid profit-sharing or incentive bonus, stock option and company-paid health insurance for six months.

NOTE K – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt

As of July 1, 2012 and December 31, 2011, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of July 1, 2012 and December 31, 2011, the fair value of debt differed from the carrying amount due to interest terms on the notes with the 3D Creditors and Martell. At July 1, 2012 and December 31, 2011 the aggregate fair value of debt, with an aggregate carrying value of $6,126 and $7,487, respectively, is estimated at $6,133 and $7,356, respectively, and is based on the estimated future cash flows discounted at terms by which the Company projects it could borrow such funds from unrelated parties.

NOTE L – MANAGEMENT PLAN

In 2012, the Company’s management plan is to continue to improve operating margins and to continue its cost reduction efforts. This will be obtained through operating efficiencies and strategic sourcing. The Company will continue to identify and act upon areas where revenues can be increased. The Company will continue to review its sales process, to further enhance and improve the sales process throughout the Company. This includes the implementation of a customer relations management system. Additionally, the Company will complete the integration of HKEC into the same enterprise reporting package used by the remainder of the Company.

NOTE M – SEGMENT INFORMATION

The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise (“SFAS No. 131”). The Company operates in two segments: Industrial Services and Rail Services.

The Industrial Services segment provides maintenance and repair services to several industries including electric motor repair and rebuilding; maintenance and repair of electro-mechanical components for the wind power industry; and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, the Company also provides on-site maintenance services and custom and standardized industrial maintenance training programs.

The Rail Services segment manufactures and rebuilds power assemblies, engine parts, and other components related to large diesel engines, and providing locomotive maintenance, remanufacturing, and repair services for the rail industry.

The Company evaluates the performance of its business segments based on net income or loss. Corporate administrative and support services for the Company are allocated to the business segments, except for corporate depreciation and interest expense.

Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended July 1, 2012 and July 3, 2011 is shown in the following tables:

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended July 1, 2012
External revenue:
Service revenue	$7,705	$—	$—	$—	$7,705
Product sales	1,244	4,313	—	—	5,557
Deprecation included in the cost of revenues	224	44	—	—	268
Gross profit	1,890	1,420	—	—	3,310
Other depreciation & amortization	115	—	28	—	143
Interest expense	35	2	137	—	174
Net income (loss)	40	915	(201)	—	754
Capital expenditures	99	6	32	—	137
Total assets at July 1, 2012	19,664	3,777	520	—	23,961

2011	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended July 3, 2011
External revenue:
Service revenue	$8,217	$—	$—	$—	$8,217
Product sales	1,063	2,839	—	—	3,902
Deprecation included in the cost of revenues	260	—	—	—	260
Gross profit	1,855	718	—	—	2,573
Other depreciation & amortization	97	—	30	—	127
Interest expense	157	2	98	—	257
Net income (loss)	132	363	6	—	501
Capital expenditures	57	6	8	—	71
Total assets at December 31, 2011	20,396	3,643	745	—	24,784

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Six months ended July 1, 2012
External revenue:
Service revenue	$14,627	$—	$—	$—	$14,627
Product sales	2,547	8,566	—	—	11,113
Deprecation included in the cost of revenues	445	88	—	—	533
Gross profit	3,710	2,628	—	—	6,338
Other depreciation & amortization	228	—	52	—	280
Interest expense	70	4	293	—	367
Net income (loss)	284	1,655	(370)	—	1,569
Capital expenditures	137	84	50	—	271
Total assets at July 1, 2012	19,664	3,777	520	—	23,961

2011	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Six months ended July 3, 2011
External revenue:
Service revenue	$15,445	$—	$—	$—	$15,445
Product sales	2,091	5,620	—	—	7,711
Deprecation included in the cost of revenues	521	—	—	—	521
Gross profit	3,547	1,454	—	—	5,001
Other depreciation & amortization	215	—	60		275
Interest expense	308	5	198	—	511
Net income (loss)	98	742	(119)		721
Capital expenditures	57	6	45	—	108
Total assets at December 31, 2011	20,396	3,643	745	—	24,784

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, the Company expanded the nature of our operations as well as our geographic presence, which now includes locations in Indiana, Alabama, Ohio, West Virginia, and California. In July 2004, the Company reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, the Company changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd.

The Company made a series of acquisitions until the economic crisis ultimately forced a retrenchment. In December 2009, the Company announced an overall restructuring plan, which the Company has completed. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, to align its operations with our long-term vision and allow us to focus on industrial and utility services. In December 2009, the Company divested AMP Rail Services Canada ULC (“AMP Canada”) in a sale of 100% of its capital stock. Also in December 2009, the Company announced the planned divestiture of our Martell Electric, LLC (“Martell Electric”), Ideal Consolidated, Inc. (“Ideal”), American Motive Power, Inc. (“AMP”), and HK Engine Components, LLC (“HKEC”) subsidiaries in order to focus on our core business of industrial services. In February 2010, the Company completed the sale of its Construction and Engineering Services subsidiaries, Martell Electric and Ideal. In March 2010, the Company completed the sale of AMP. In December of 2011, the Company announced its intentions to no longer have HKEC listed as held for sale. While the Company sees HKEC as non-core to its business model, the Company does see significant value in HKEC and believes the Company would not obtain the appropriate value for this business if it were to be sold in today’s economic environment.

Through July 1, 2012, and prior to the divestitures described above, the Company provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At July 1, 2012, the Company operated primarily in two business segments:

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

Results of Operations

Three Months Ended July 1, 2012 Compared to Three Months Ended July 3, 2011

Revenues. Total revenues increased by $1,143, or 9.4%, to $13,262 for the three months ended July 1, 2012 from $12,119 for the three months ended July 3, 2011. This increase is comprised of a $512, or 6.2%, decrease in service revenues and a $1,655, or 42.4%, increase in product sales. Industrial Services revenues decreased by $331, or 3.6%, while revenues for the Rail Services segment increased $1,474, or 51.9%. The decrease in the service revenues represents the timing of the completion of various field service projects and a low seasonal demand in the market place. The increase in product sales is primarily related to demand for engine components produced by our HKEC unit.

Gross Profit. Total gross profit for the three months ended July 1, 2012 was $3,310, or 25.0% of total revenues, compared to $2,573, or 21.2% of total revenues for the three months ended July 3, 2011. This represents an increase of $737, or 28.6%. This increase is comprised of a decline of a $546, or 37.8%, in service gross profit and an increase of $1,283, or 113.3%, in product gross profit. Industrial Services gross profit increased by $35, or 1.9%, while gross profit for the Rail Services increased $702, or 97.8%. The decline in gross profits associated with service revenues is due to a number of quoted jobs not achieving optimal efficiencies, as well as the whole dollar impact of reduced sales. Product sales gross profit increased due to price increases and our ability to eliminate costs and improve operational efficiencies. For the three months ended July 3, 2011, HKEC was held-for-sale and accordingly no depreciation was recorded (depreciation for HKEC in 2011 was subsequently recorded during the fourth quarter when HKEC was reclassified from held-for-sale to held-and-used). Had depreciation been recorded for the three months ended July 3, 2011, both product and rail services gross profit would have declined by $46 as a result of the associated depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $2,362 for the three months ended July 1, 2012 from $1,916 for the three months ended July 3, 2011.This is an increase of $446, or 23.3%. Selling expenses were 5.5% of total revenues for the three months ended July 1, 2012 and 4.6% of total revenues for the three months ended July 3, 2011. This increase is attributed to increased salesmen on the Industrial Services side of the business. Selling expenses for Industrial Services were 5.8% of Industrial Services revenue for the three months ended July 1, 2012 and 4.6% of Industrial Services revenues for the three months ended July 3, 2011. Selling expenses for Rail Services were 3.3% of Rail Services revenues for the three months ended July 1, 2012 and 4.5% of Rail Services revenues for the three months ended July 3, 2011. General and administrative expenses increased 14.9% to $1,606 for the three months ended July 1, 2012 from $1,398 for the three months ended July 3, 2011. The increase in in general and administrative expenses is attributed to increased consulting fees. General and administrative expenses were 12.1% and 11.5% of total revenues for three months ended July 1, 2012 and July 3, 2011, respectively. General and administrative expenses for Industrial Services were 14.0% of Industrial Service revenues for the three months ended July 1, 2012 and 12.3% of Industrial Services revenues for the three months ended July 3, 2011. General and administrative expenses for Rail Services were 8.1% of Rail Services revenues for the three months ended July 1, 2012, and for the three months ended July 3, 2011.

Income from Operations. Income from operations improved $291 from $657 for the three months ended July 3, 2011 to $948 for the three months ended July 1, 2012. This improvement is directly attributable to increased gross profit for the three months ended July 1, 2012. Industrial Services generated income from operations of $75 for the three months ended July 1, 2012. This is a decline of $189 from income from operations of $264 for the three months ended July 3, 2011. Rail Services generated income from operations of $915 for the three months ended July 1, 2012 or an improvement of $552 from income from operations of $363 for the three months ended July 3, 2011.

Interest Expense and Other Expense (Income). Interest expense was reduced for the three months ended July 1, 2012 to $174 from $257 for the three months ended July 3, 2011. This reduction is the result of the Company having a reduced level of debt on its books, and its ability to renegotiate its credit facility with Wells Fargo, during 2011, effectively reducing the interest rate by approximately 39%, and reduced interest expense related to certain of the Company’s subordinated debt, as a result of its renegotiation with the Company’s subordinated debt holders. Other expense (income) decreased $121 to $20 of expense for the three months ended July 1, 2012 from $101 of income for the three months ended July 3, 2011, as the three months ended July 3, 2011 included the expiration of an exclusivity agreement, which expired, with a potential buyer for HKEC business unit.

Provision for Income Taxes. Through 2010, we experienced tax net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax benefits which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits. No provision for income taxes was recorded during the periods ended July 1, 2012, and July 3, 2011, due to the utilization of cumulative net operating losses.

Net Income. Net income was $754 for the three months ended July 1, 2012 compared to $501 for the three months ended July 3, 2011. This is an increase of $253 or 50.5%. As indicated above, the improvement is due to improved gross margins, and reduced interest expense.

Six Months Ended July 1, 2012 Compared to Six Months Ended July 3, 2011

Revenues. Total revenues increased by $2,584, or 11.2%, to $25,740 for the six months ended July 1, 2012 from $23,156 for the six months ended July 3, 2011. This increase is comprised of a $818, or 5.3%, decrease in service revenues and a $3,402, or 44.1%, increase in product sales. Industrial Services revenues decreased by $361, or 2.1%, while revenues for the Rail Services segment increased $2,946, or 52.4%. The decrease in the service revenues represents the timing of the completion of various field service projects and a low seasonal demand in the market place. The increase in product sales is primarily related to demand for engine components produced by our HKEC unit.

Gross Profit. Total gross profit for the six months ended July 1, 2012 was $6,338, or 24.6% of total revenues, compared to $5,001, or 21.6% of total revenues, for the six months ended July 3, 2011. This represents an increase of $1,337, or 26.7%. The increase is comprised of a decline of $902, or 32.10%, in service gross profit and an increase of $2,239, or 102.2%, in product gross profit. Industrial Services gross profit decreased by $163, or 4.6%, while gross profit for the Rail Services increased $1,174, or 80.7%. The decline in gross profits associated with service revenues is due to a number of quoted jobs not achieving optimal efficiencies and lower sales volume. Product sales gross profit increased due to price increases and our ability to eliminate costs and improve operational efficiencies. For the six months ended July 3, 2011, HKEC was held-for-sale and accordingly no depreciation was recorded (depreciation for HKEC in 2011 was subsequently recorded during the fourth quarter when HKEC was reclassified from held-for-sale to held-and-used). Had depreciation been recorded for the six months ended July 3, 2011, both product and rail services gross profit would have declined by $92 as a result of the associated depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $4,391 for the six months ended July 1, 2012 from $3,871 for the six months ended July 3, 2011.This is an increase of $520, or 13.4%. Selling expenses were 5.7% of total revenues for the six months ended July 1, 2012 and 5.0% of total revenues for the six months ended July 3, 2011. This increase is attributed to increased commissions attributed to the increased sales associated with product sales. Selling expenses for Industrial Services were 6.6% of Industrial Services revenue for the six months ended July 1, 2012 and 5.1% of Industrial Services revenues for the six months ended July 3, 2011. Selling expenses for Rail Services were 3.4% of Rail Services revenues for the six months ended July 1, 2012 and 4.3% of Rail Services revenues for the six months ended July 3, 2011. General and administrative expenses increased 4.4% to $2,895 for the six months ended July 1, 2012 from $2,772 for the six months ended July 3, 2011. General and administrative expenses were 11.2% and 12.0% of total revenues for six months ended July 1, 2012 and July 3, 2011, respectively. General and administrative expenses for Industrial Services were 12.9% of Industrial Service revenues for the six months ended July 1, 2012 and 12.9% of Industrial Services revenues for the six months ended July 3, 2011. General and administrative expenses for Rail Services were 7.8% of Rail Services revenues for the six months ended July 1, 2012 and 8.3% of Rail Service revenues for the six months ended July 3, 2011.

Income from Operations. Income from operations improved $817 from $1,130 for the six months ended July 3, 2011 to $1,947 for the six months ended July 1, 2012. This improvement is directly attributable to increased gross profit for the six months ended July 1, 2012. Industrial Services generated income from operations of $368 for the six months ended July 1, 2012. This is an improvement of $5 from income from operations of $363 for the six months ended July 3, 2011. Rail Services generated income from operations of $1,658 for the six months ended July 1, 2012 or an improvement of $916 from income from operations of $742 for the six months ended July 3, 2011.

Interest Expense and Other Expense (Income). Interest expense reduced by $144 for the six months ended July 1, 2012 to $367 from $511 for the six months July 3, 2011. This reduction is the result of the Company having a reduced level of debt on its books, and its ability to renegotiate its credit facility with Wells Fargo, during 2011, effectively reducing the interest rate by approximately 39%, and reduced interest expense related to certain of the Company’s subordinated debt, as a result of its renegotiation with the Company’s subordinated debt holders in November 2011. Other Income decreased $113 to $11 for the six months ended July 1, 2012 from $102 of income for the six months ended July 3, 2011, as the six months ended July 3, 2011 included the expiration of an exclusivity agreement, which expired, with a potential buyer for HKEC business unit.

Provision for Income Taxes. Through 2010 we have experienced tax net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax benefits which primarily relates to cumulative net operating losses, until such time profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits. No provision for income taxes was recorded during the periods ended July 1, 2012, and July 3, 2011, due to the utilization of cumulative net operating losses.

Net Income. Net income was $1,569 for the six months ended July 1, 2012 compared to $721 for the six months ended July 3, 2011. This is an increase of $848 or 117.6%. As indicated above, the improvement is due to improved gross margins, and reduced interest expense.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased by $267 from $1,102 for the three months ended July 3, 2011 to $1,369 for the three months ended July 1, 2012. The primary increase in EBITDA is a result of increased profitability during the three months ended July 1, 2012 versus the three months ended July 3, 2011.

EBITDA increased by $805 from $1,988 for the six months ended July 3, 2011 to $2,793 for the six months ended July 1, 2012. The primary increase in EBITDA is a result of increased profitability during the six months ended July 1, 2012 versus the six months ended July 3, 2011.

	Three months ended
	July 1, 2012	July 3, 2011
		Restated
EBITDA – Consolidated
Net income	$754	$501
Add back:
Interest Expense	174	257
Depreciation and amortization	411	411
Income taxes	30	(43)

EBITDA (1)	$1,369	$1,126

	Six months ended
	July 1, 2012	July 3, 2011
		Restated
EBITDA — Consolidated
Net income	$1,569	$721
Add back:
Interest Expense	367	511
Depreciation and amortization	813	820
Income taxes	44	(64)

EBITDA (1)	$2,793	$1,988

(1)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

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

Liquidity and Capital Resources

At July 1, 2012, the Company had $3,693 of working capital, an improvement of $943 as compared to December 31, 2011. The increase is primarily due to increased accounts receivable, offset by a decrease in accounts payable owed at December 31, 2011.

Net cash provided by operating activities was $1,635 for the six months ended July 1, 2012 compared to $686 for the six months ended July 3, 2011. This increase is primarily due to the Company generating increased income.

For the six months ended July 1, 2012, net cash flows utilized by investing activities increased by $149 to $257 compared to $108 for the six months ended July 3, 2011. This is the result of the purchase of various property and equipment.

Net cash utilized by financing activities increased by $800 to 1,378 as of July 1, 2012 as compared to $578 as of July 3, 2011. This increase is directly attributed to the Company’s ability to repay long-term debt owed to our subordinated debt holders.

During 2012, the Company will continue to focus its efforts to maintain the generation of positive operating cash flows and to reduce the levels of subordinated debt. We continue our efforts to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, improve operating margins, review alternative financing sources, and negotiate extended terms with our vendors.

The Company has subordinated promissory notes outstanding to BDeWees, Inc., XGenIII, Ltd., and John A. Martell, in the principal amounts of $1,063, $1,063 and $941, respectively (together the “Subordinated Indebtedness”) (See Note F, Related Party Transactions, of our Financial Statements). Subordination agreements have been executed which subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

As of July 1, 2012, we did not have any material commitments for capital expenditures.

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

Management based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, and those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of July 1, 2012. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of July 1, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

10.11	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.12	AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 15, 2010)

10.13	Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 15, 2010)

10.14	Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.15	Eighth Amendment to Credit and Security Agreement, dated December 13, 2010, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.16	Form of Loan Extension and Modification Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc., MISCOR Group, Ltd. and BDeWees, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.17	Form of Amended and Restated Promissory Note dated November 30, 2010 by Magnetech Industrial Services, Inc. and MISCOR Group, Ltd. in favor of BDeWees, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.18	Form of Amendment to Commercial Security Agreement dated as of December 1, 2010 by and between Magnetech Industrial Services, Inc. and BDeWees, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 22, 2010)

10.19	Ninth Amendment to Credit and Security Agreement, dated June 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2011)

10.20	Extension of Ninth Amendment to Credit and Security Agreement, dated August 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.21	Extension of Ninth Amendment to Credit and Security Agreement, dated September 29, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.22	Extension of Ninth Amendment to Credit and Security Agreement, dated October 7, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2011)

10.23	Extension of Ninth Amendment to Credit and Security Agreement, dated October 28, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2011).

10.24	Extension of Ninth Amendment to Credit and Security Agreement dated November 17, 2011 by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011).

10.25	Tenth Amendment to Credit and Security Agreement, dated November 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.26	Term Note, dated November 30, 2011, issued by MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC, payable to Wells Fargo, N.A. (incorporated by reference to Exhibit 10.98 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.27	Loan Extension and Modification Agreement, dated November 30, 2011, among BDeWees, Inc. and Miscor Group Ltd. (incorporated by reference to Exhibit 10.99 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.28	Loan Extension and Modification Agreement, dated November 30, 2011, among XGen III Ltd. and Miscor Group Ltd. (incorporated by reference to Exhibit 10.100 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.29	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd. payable to BDeWees, Inc. (incorporated by reference to Exhibit 10.101 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.30	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd., payable to XGen III Ltd. (incorporated by reference to Exhibit 10.102 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.31	Amended and Restated Subordination Agreement, dated November 30, 2011, among BDeWees, Inc. and XGen III, Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.103 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.32	Amended Promissory Note, dated November 30, 2011, issued by Miscor Group, Ltd., payable to John A. Martell (incorporated by reference to Exhibit 10.104 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.33	Mutual Release, dated November 30, 2011, among Miscor Group, Ltd., Martell Electric, LLC, Ideal Consolidated, Inc., John A. Martell, and Bonnie Martell (incorporated by reference to Exhibit 10.105 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.34	Amended and Restated Subordination Agreement, dated November 30, 2011, executed John A. Martell, acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.106 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.35	Agreement for Subordination of Security Interest and Payment of Debt, dated November 30, 2011, among John A. Martell, BDeWees, Inc., and XGen III Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.107 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter July 1, 2012,, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 6, 2012	By:	/s/ Marc Valentin, CPA, CGMA
Marc Valentin, CPA, CGMA
Chief Accounting Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)