Form 10-Q
period 2012-09-30
MISCOR GROUP, LTD.
filed 2012-11-08
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 29, 2012, there were 11,785,826 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $62 and $136, respectively	$7,122	$5,664
Inventories	5,932	6,173
Other current assets	675	673

Total current assets	13,729	12,510

PROPERTY AND EQUIPMENT, net	5,055	5,460

OTHER ASSETS
Customer relationships, net	5,861	6,150
Technical library, net	531	555
Deposits and other assets	85	109

Total other assets	6,477	6,814

Total assets	$25,261	$24,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Revolving credit line	$3,801	$2,439
Current portion of long-term debt	415	431
Current portion of long-term debt, officers and affiliates	1,707	1,053
Accounts payable	3,448	4,051
Accrued expenses and other current liabilities	1,229	1,786

Total current liabilities	10,600	9,760

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,332	1,611
Long-term debt, officers and affiliates, less current portion	527	2,930

Total long-term liabilities	1,859	4,541

Total liabilities	12,459	14,301

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,785,826 shares issued and outstanding	59,344	59,344
Additional paid in capital
Accumulated deficit	(46,542)	(48,861)

Total stockholders’ equity	12,802	10,483

Total liabilities and stockholders’ equity	$25,261	$24,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2012	Ocotber 2, 2011	September 30, 2012	Ocotber 2, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Service revenue	$6,512	$7,275	$21,139	$22,720
Product sales	5,310	4,036	16,423	11,746

Total revenues	11,822	11,311	37,562	34,466

COST OF REVENUES
Cost of service revenue	5,499	5,692	18,218	18,327
Cost of product sales	3,145	3,147	9,828	8,667

Total cost of revenues	8,644	8,839	28,046	26,994

GROSS PROFIT	3,178	2,472	9,516	7,472

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,238	2,042	6,629	5,913

INCOME FROM OPERATIONS	940	430	2,887	1,559

OTHER (INCOME) EXPENSE
Interest expense	189	228	556	738
Other expense (income)	1	(149)	12	(252)

Total other expense	190	79	568	486

NET INCOME	$750	$351	$2,319	$1,073

BASIC INCOME PER COMMON SHARE	$0.06	$0.03	$0.20	$0.09

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,826	11,785,826	11,785,826	11,785,826

DILUTED INCOME PER COMMON SHARE	$0.06	$0.03	$0.19	$0.09

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,025,964	11,785,826	12,094,244	11,785,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Nine months ended
	September 30, 2012	Ocotber 2, 2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$2,319	$1,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,228	1,231
Bad debt provision	(58)	(71)
Recovery on sale of equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	(1,400)	908
Inventories	241	(402)
Other current assets	(2)	(73)
Deposits and other non-current assets	24	—
Accounts payable	(603)	(1,394)
Accrued expenses and other current liabilities	(557)	(613)

Net cash provided by operating activities	1,205	659

INVESTING ACTIVITIES
Acquisition of property and equipment	(538)	(191)
Proceeds from disposal of property and equipment	15	—

Net cash utilized by investing activities	(523)	(191)

FINANCING ACTIVITIES
Short-term debt borrowings, net	1,362	(141)
Borrowings of long-term debt	—	31
Repayments of long-term debt	(2,044)	(358)

Net cash utilized by financing activities	(682)	(468)

DECREASE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$529	$738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE A - BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three- and nine-months ended September 30, 2012 and October 2, 2011, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three- and nine-months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for the most recent disclosure of the Company’s accounting policies.

In December 2011, the Company decided to no longer pursue selling HK Engine Components, LLC (“HKEC”) and reclassified HKEC from held-for-sale to held-and-used and from discontinued to continuing operations. HKEC engineers, repairs and remanufactures power assemblies for diesel powered engines, primarily used in locomotive and marine engines. Any depreciation related to HKEC for 2010 and 2011 was not recorded until December 2011. Accordingly, for the three- and nine-months ended October 2, 2011, there is no depreciation included in the results of operations for HKEC. Had HKEC been included as held-and-used, there would have been depreciation expense of $46 and $138 for the three- and nine-months ended October 2, 2011. Additionally, the presentation of operations for the period ended October 2, 2011, has been restated to include HKEC in continuing operations.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE C – INVENTORY

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Raw materials	$2,307	$2,725
Work-in-progress	1,877	2,144
Finished goods	1,748	1,304

	$5,932	$6,173

NOTE D – OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30, 2012			December 31, 2011
	Estimated
	Useful Lives	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net	Amount	Amortization	Net
Technical Library	20	$700	$(169)	$531	$700	$(145)	$555
Customer Relationships	15-20	7,722	(1,861)	5,861	7,722	(1,572)	6,150

Total		$8,422	$(2,030)	$6,392	$8,422	$(1,717)	$6,705

The estimated future amortization expense related to intangible assets for the periods subsequent to September 30, 2012 on a calendar year basis is as follows:

Year Ending December 31 —
2012	$108
2013	421
2014	421
2015	421
2016	421
Thereafter	4,600

Total	$6,392

NOTE E – SENIOR CREDIT FACILITY

As of September 30, 2012, the Company had a $5,000 secured revolving credit agreement (“credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”) with interest due monthly at the 90-day LIBOR plus 4.75% (effectively 5.11% at September 30, 2012), and a maturity date of July 31, 2013. At September 30, 2012 and December 31, 2011, approximately $3,801 and $2,439, respectively, was outstanding under the credit agreement. The borrowings under the credit agreement are limited by specified percentages of the Company’s eligible receivables as defined in the credit agreement. At September 30, 2012, approximately $864 of additional borrowings were available under the revolving credit agreement. The borrowings under the credit agreement are secured by all assets of the Company.

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

As part of the financing and the related amendments, the Company paid debt issue costs which are amortized into interest expense over the remaining term of the financing. The Company paid $50 of such costs in 2011 related to amendments entered into in 2011. Debt issue costs amortized to interest expense were $8 and $24 for the three- and nine-months ended September 30, 2012. Net debt issue costs at September 30, 2012 were $24.

The Company also has a machinery and equipment loan (the “M&E Loan”) with Wells Fargo. Under the M&E Loan, the Company had outstanding borrowings of $722 at September 30, 2012 and $972 at December 31, 2011. The M&E Loan bears interest at a rate per annum equal to the 90-day LIBOR plus 4.75% through October 21, 2013 (5.11% at September 30, 2012). The Company is obligated to make equal monthly installments of $27, plus interest, commencing on December 1, 2011. Interest expense under this loan was $10 and $36 for the three- and nine-months ended September 30, 2012.

In the event that the net forced liquidation value of the machinery and equipment is appraised at less than one-hundred percent of the outstanding M&E Loan principal balance, Wells Fargo may accelerate the repayment obligations over a twelve month period in the amount of such excess. The credit agreement is due July 31, 2013, and includes the following covenants:

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

Interest expense under the Wells Fargo credit agreement, including the M&E Loan and excluding amortization of debt issue costs, was $50 and $146 for the three- and nine-months ended September 30, 2012, and $40 and $176 for the three-and nine-months ended October 2, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company was not in violation of any covenants with Wells Fargo.

NOTE F - RELATED PARTY TRANSACTIONS

Long-term debt, officers

The Company has three outstanding promissory notes, which are subordinate to Wells Fargo (each as “subordinated note”). The holders of the three subordinated notes are: BDeWees, Inc., XGen III, Ltd. (collectively, BDeWees, Inc. and XGen III, Ltd. being referred to as the “3D Creditors”) and John A. Martell (“Mr. Martell”), the Company’s Chairman of the Board and former President and Chief Executive Officer (BDeWees, Inc., XGen III, Ltd. and Mr. Martell are each a “subordinated debt holder”). The Company used the proceeds of the M&E Loan to make cash distributions to the subordinated debt holders by paying $317 in principal on each of three outstanding subordinated promissory notes on November 30, 2011.

The subordinated promissory notes with the 3D Creditors have an aggregate principal balance of $1,566 and mature on August 1, 2013. Interest on the notes through June 30, 2012 is equal to the index rate plus six percentage points, but no less than 10.5% per annum. Beginning on July 1, 2012, the interest rate on each note increases to the index rate plus nine percentage points, but no less than 19% per annum. Regularly scheduled monthly payments in the amount of $10 per note, plus all unpaid accrued interest, began being paid on January 1, 2012. Beginning on January 1, 2013, the monthly payments are set to increase to $15 per month, with a balloon payment of the full outstanding principal and accrued interest due on the notes’ maturity date of August 1, 2013. On April 23, 2012, the Company made the last of three special scheduled payments, which were required as follows:

•	November 30, 2011 - $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 - $300 (paid from operating cash flow); and

•	No later than June 30, 2012 - $250 (paid from operating cash flow).

The agreement with the 3D Creditors cap the Company’s borrowing power with Wells Fargo to a maximum aggregate amount of $6,000, limit the Company’s ability to accelerate payment to Mr. Martell without prior consent, and contain customary representations and warranties. Further, as required by Wells Fargo, the 3D Creditors notes are subordinate to our indebtedness with Wells Fargo. Specifically, the 3D Creditors each agree that Wells Fargo may prohibit the Company from making the monthly payments on each note, as stated above, if the Company is in default of the obligations to Wells Fargo. The Company must obtain Wells Fargo’s approval prior to making any additional repayments, in excess of those outlined above, on either note.

As stated above, the Company also has a subordinated promissory note with Mr. Martell (the “Martell subordinated note”). The aggregate principal balance of the subordinated promissory note with Mr. Martell is $668, and arose out of the sale of Martell Electric, LLC (“Martell Electric”) and Ideal Consolidated, Inc. (“Ideal”) to Mr. Martell on February 3, 2010 and the subsequent negotiation of a working capital adjustment to the purchase price in such sale. The Martell subordinated note matures on October 31, 2013. Interest on the note is calculated through February 28, 2013 as the greater of 7.5% or 2% plus prime, increasing to the greater of 9.5% or 2% plus prime beginning on March 1, 2013 until maturity. Regular monthly installment payments of principal, in the amount of $7.5, began being paid on January 1, 2012, which amount increases to $12.5 monthly beginning on January 1, 2013 until payoff or maturity. On April 23, 2012, the Company made the last of three special scheduled payments, which were required as follows:

•	November 30, 2011 - $317 (paid from the proceeds of the M&E Loan);

•	December 29, 2011 - $120 (paid from operating cash flow); and

•	No later than June 30, 2012 - $250 (paid from operating cash flow).

In the event of default, Mr. Martell may increase the interest rate and accelerate the outstanding indebtedness. Additionally, as required by Wells Fargo, the Martell subordinated note is subordinate to our indebtedness with Wells Fargo. Specifically, Mr. Martell agrees that Wells Fargo may prohibit the Company from making the monthly payments on his note, as stated above, if the Company is in default of its obligations to Wells Fargo. Additionally, on November 30, 2011, Mr. Martell executed an Agreement for Subordination of Security Interest and Payment of Debt in favor of the 3D Creditors, in which Mr. Martell agreed to subordinate his security interest in the Company’s assets in favor of the security interest held by the 3D Creditors. The agreement also prohibits making any additional repayments, in excess of the scheduled monthly payments and special scheduled payments outlined above, on the Martell subordinated note prior to maturity.

Interest on these three notes was $91 and $264 for the three- and nine-months ended September 30, 2012 and $120 and $360 for the three- and nine-months ended October 2, 2011.

Leases

The Company leases its Hammond, Indiana; and Boardman, Ohio facilities from Mr. Martell. Total rent expense under these agreements was approximately $42 and $122 for the three and nine month periods ended September 30, 2012 and October 2, 2011, respectively. The leases for the Hammond, Indiana and the Boardman, Ohio facilities, expire in May 2015 and August 2015, respectively.

The Company leased a facility in South Bend from Mr. Martell. This lease expired in July 2012. As a result of closure and relocation of the corporate office to Massillon in June 2010, the Company no longer uses this office space. As of September 30, 2012 and December 31, 2011, $0 and $51, respectively, was included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets for the expired lease.

The Company leases its Hagerstown, Maryland facility from a partnership of which an officer of the Company’s subsidiary, HK Engine Components, LLC, is a partner. Rent expense under this agreement was $40 and $120 for the three- and nine-months ended September 30, 2012 and October 2, 2011, respectively.

The Company leases a facility in Massillon, Ohio from a partnership, one partner of which is a former officer of Magnetech Industrial Services, Inc., under an agreement expiring in November 2017. Rent expense under the lease was $141 and $424 for the three- and nine-month periods ended September 30, 2012 and $135 and $405 for the three- and nine-month periods ended October 2, 2011.

NOTE G - DEBT

Long-term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2012	2010

Subordinated note payable to former member of 3D Service, Ltd. (BDeWees, Inc.), payable in monthly installments of $10 beginning January 1, 2012 (increasing to $ 15 on January 1, 2013), maturing August 1, 2013, with additional $250 principal payable no later than June 30, 2012, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%, beginning July 1, 2012, until maturity,secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.

	$783	$1,373

Subordinated note payable to former member of 3D Service, Ltd. (Xgen III, Ltd.), payable in monthly installments of $10 beginning January 1, 2012 (increasing to $ 15 on January 1, 2013), maturing August 1, 2013, with additional $250 principal payable no later than June 30, 2012, with interest at the index rate plus six percentage points, but not less then 10.5% per annum, through June 30, 2012, with interest at the index rate plus nine percentage points, but no less than 19%, beginning July 1, 2012, until maturity,secured by a subordinated interest in certain machinery and equipment of Magnetech Industrial Services , Inc.

	783	1,373

Note payable to bank in monthly installments of $ 27 beginning November 30, 2011, plus interest currently at Daily Three Month LIBOR (0.36% at September 30, 2012 plus 4.75%,secured by inventory and substantially all machinery and equipment, maturing July 31, 2012 (see Note E Senior Credit Facility)	722	972

Subordinated note payable to Mr. Martell, payable in monthly installments of $ 7.5 beginning January 1,2012 (increasing to $12.5 on January 1, 2013, maturing October 31, 2013, with $250 of principal payable no later than June 30, 2012, plus interest at the greater of 7.5% or 2% plus the prime rate (3.25% at July 1, 2012) increasing to 9.5% or 2% plus prime beginning on March 1, 2013, until maturity, secured by a subordinated interest in substantially all assets owned by the Company	668	1,236

Note payable to bank in monthly installments of $ 3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	71	94

Capital lease obligations	954	977

	3,981	6,025
Less: current portion	2,122	1,484

	$1,859	$4,541

Aggregate maturities of long-term debt for the periods subsequent to September 30, 2012, on a calendar year basis are as follows:

Years Ending December 31,	Amount
2012	$274
2013	3,687
2014	20

$3,981

Following is a summary of interest expense for the three- and nine-months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest expense on principal	$181	$228	$532	$738
Amortization of debt issue costs	8	—	24	—

	$189	$228	$556	$738

NOTE H – INCOME PER SHARE

The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented:

	Three months ended		Nine months ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Net income	$750	$351	$2,319	$1,073
Weighted-average common shares outstanding (basic)	11,785,826	11,785,826	11,785,826	11,785,826
Effect of dilutive securities from equity awards	240,138	—	308,418	—

Weighted-average common shares outstanding (diluted)	12,025,964	11,785,826	12,094,244	11,785,826
Basic earnings per common share	$0.06	$0.03	$0.20	$0.09

Dilutive earnings per common share	$0.06	$0.03	$0.19	$0.09

The weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. There were 8,079 and 308,197 warrants to purchase shares of common stock for the three- and nine-months ended September 30, 2012 and October 2, 2011, respectively. There were 81,000 options to purchase shares of common stock to employees under the 2005 Stock Option Plan, for the three and nine months ended September 30, 2012. As of September 30, 2012, 81,000 of the total 82,000 options to purchase shares under the 2005 Stock Option plan are dilutive. There were 52,600 options to purchase shares of common stock to employees under the 2005 Stock Option Plan, for the three- and nine-months ended October 2, 2011. For the three- and nine-months ended October 2, 2011, the options and warrants were not included in computing diluted income per share because they would have been anti-dilutive.

NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At September 30, 2012 and December 31, 2011, approximately 35% and 27%, respectively, of gross receivables were due from entities in the rail industry, and approximately 26% and 21%, respectively, of gross accounts receivable were due from entities in the steel, metal working and scrap industries. Three customers, doing business with the Company’s Industrial Services and Rail Services segments, accounted for approximately 37% and 23% of gross receivables at September 30, 2012 and October 2, 2011, respectively. As of September 30, 2012, these three customers accounted for 20%, 16% and 5% of the total consolidated revenue, respectively. The loss of any of these customers would have a material adverse effect on the Company.

NOTE J - COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At September 30, 2012 and December 31, 2011, approximately 14% of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three- and nine-months ended September 30, 2012 and October 2, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Balance at beginning of period	$116	$220	$84	$217
Warranty claims paid	(9)	(45)	(35)	(56)
Warranty expense (recovery)	22	25	80	39

Balance at end of period	$129	$200	$129	$200

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

Debt

As of September 30, 2012 and December 31, 2011, rates currently available to us for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. As of September 30, 2012 and December 31, 2011, the fair value of debt differed from the carrying amount due to interest terms on the notes with the 3D Creditors and Mr. Martell. At September 30, 2012 and December 31, 2011 the aggregate fair value of debt, with an aggregate carrying value of $6,828 and $7,487, respectively, is estimated at $6,693 and $7,356, respectively. The calculation of the aggregate fair value of debt is based on the estimated future cash flows discounted at terms by which the Company projects it could borrow such funds from unrelated parties.

NOTE L – MANAGEMENT PLAN

In 2012, the Company’s management plan is to continue to improve operating margins and to continue its cost reduction efforts through operating efficiencies and strategic sourcing. The Company will continue to identify and act upon areas where revenues can be increased. The Company will continue to review its sales process, to further enhance and improve the sales process throughout the Company. This includes the implementation of a customer relations management system. Additionally, the Company completed the integration of HKEC into the same enterprise reporting package used by the remainder of the Company.

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

Summarized financial information for the Company’s reportable segments as of and for the three- and nine-months ended September 30, 2012 and October 2, 2011 is shown in the following tables:

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended September 30, 2012
External revenue:
Service revenue	$6,512	$—	$—	$—	$6,512
Product sales	1,039	4,271	—	—	5,310
Deprecation included in the cost of revenues	225	45	—	—	270
Gross profit	1,660	1,518	—	—	3,178
Other depreciation & amortization	115	—	30	—	145
Interest expense	34	1	154	—	189
Net income (loss)	(38)	989	(201)	—	750
Capital expenditures	208	59	—	—	267
Total assets at September 30, 2012	19,512	4,847	902	—	25,261

2011	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended October 2, 2011
External revenue:
Service revenue	$7,275	$—	$—	$—	$7,275
Product sales	1,222	2,814	—	—	4,036
Deprecation included in the cost of revenues	261	—	—	—	261
Gross profit	1,878	594	—	—	2,472
Other depreciation & amortization	144	—	30	—	174
Interest expense	156	3	69	—	228
Net income	57	243	51	—	351
Capital expenditures	35	—	49	—	84
Total assets at December 31, 2011	20,396	3,643	745	—	24,784

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Nine months ended September 30, 2012
External revenue:
Service revenue	$21,139	$—	$—	$—	$21,139
Product sales	3,586	12,837	—	—	16,423
Deprecation included in the cost of revenues	670	133	—	—	803
Gross profit	5,370	4,146	—	—	9,516
Other depreciation & amortization	343	—	82	—	425
Interest expense	104	5	447	—	556
Net income (loss)	246	2,644	(571)	—	2,319
Capital expenditures	345	143	50	—	538
Total assets at September 30, 2012	19,512	4,847	902		25,261

2011	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Nine months ended October 2, 2011
External revenue:
Service revenue	$22,720	$—	$—	$—	$22,720
Product sales	3,313	8,433	—	—	11,746
Deprecation included in the cost of revenues	782	—	—	—	782
Gross profit	5,425	2,047	—	—	7,472
Other depreciation & amortization	359	—	90		449
Interest expense	464	7	267	—	738
Net income (loss)	155	986	(68)		1,073
Capital expenditures	92	6	94	—	192
Total assets at December 31, 2011	20,396	3,643	745	—	24,784

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section reviews the financial condition and results of operations of MISCOR Group, Ltd. and subsidiaries for the quarterly and year to date periods ended September 30, 2012, and September 30, 2011. When you read this discussion, you should also refer to the consolidated financial statements and related notes in this report. The page locations of specific sections and notes that we refer to are presented in the table of contents.

References to our “2011 Annual Report on Form 10-K” refer to our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the Securities and Exchange Commission (the “SEC”) and is available on its website (www.sec.gov) or on our website (www.miscor.com) by clicking on the heading “Investor Relations.”

Terminology

Throughout this discussion, references to the “Company,” “we,” “our,” “us” and similar terms refer to the consolidated entity consisting of MISCOR and its subsidiaries.

We also want to provide some background so that you better understand the discussion that follows:

•

In December 2009 we announced an overall restructuring plan to reorient our growth strategy and to intensify our focus on industrial and utility services. This plan has been completed. The plan resulted in the divestiture of: (i) AMP Rail Services Canada ULC (“AMP Canada”), in December 2009; and (ii) the divestiture of our CES subsidiaries, Martell Electric and Ideal, in February 2010, and American Motive Power, Inc (“AMP”), in March 2010. In December of 2011, we announced our intention to no longer have HKEC, the subsidiary comprising our Rail Services segment, listed as held for sale. While we see HKEC as outside of our business strategy focusing on industrial and utility services, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business if it were to be sold in today’s economic environment.

Following completion of the restructuring plan, and through September 30, 2012, we have operated primarily in two business segments:

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

Discussion of Forward-Looking Statements

From time to time, we have made or will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements usually can be identified by the use of words such as “goal,” “objective,” “plan,” “expect,” “anticipate,” “intend,” “project,” “believe,” “may,” “could,” “believe,” “estimate,” or other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results, or aspirations. Our disclosures in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in our other documents filed or furnished with the SEC.

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

Management based the forward-looking statements in this report largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, and those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended October 2, 2011

Revenues. Total revenues increased by $511, or 4.5%, to $11,822 for the three months ended September 30, 2012 from $11,311 for the three months ended October 2, 2011. This increase is comprised of a $763 or 10.5%, decrease in service revenues and a $1,274, or 31.6%, increase in product sales. The Industrial Services segment revenues decreased by $946, or 11.1%, while revenues for the Rail Services segment increased $1,457, or 51.8%. The decrease in the service revenues represents the timing of the completion of various field service projects. The increase in product sales is primarily related to demand for engine components produced by our HKEC unit.

Gross Profit. Total gross profit for the three months ended September 30, 2012 was $3,178, or 26.9% of total revenues, compared to $2,472, or 21.9% of total revenues for the three months ended October 2, 2011. This represents an increase of $706, or 28.6%. This increase is comprised of a decline of $570, or 36.0%, in service gross profit and an increase of $1,276, or 143.5%, in product gross profit. The Industrial Services segment gross profit decreased by $239, or 12.6%, while gross profit for the Rail Services segment increased $945, or 164.6%. The decline in gross profits associated with service revenues is due to a number of quoted jobs not achieving optimal efficiencies, as well as the whole dollar impact of reduced sales. Many customers have reduced demand for our services due to the economic uncertainty presented by the impending elections in the United States of America. Product sales gross profit increased due to price increases, volume increases and our ability to eliminate costs and improve operational efficiencies. For the three months ended October 2, 2011, HKEC was held-for-sale and accordingly no depreciation was recorded (depreciation for HKEC in 2011 was subsequently recorded during the fourth quarter when HKEC was reclassified from held-for-sale to held-and-used). Had depreciation been recorded for the three months ended October 2, 2011, both product and rail services gross profit would have declined by $46 as a result of the associated depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $2,238 for the three months ended September 30, 2012, compared to $2,042 for the three months ended October 2, 2011. This represents an increase of $196, or 9.6%, for the quarter. Selling expenses were 6.4% of total revenues for the three months ended September 30, 2012 and 5.7% of total revenues for the three months ended October 2, 2011. This increase is attributed to an increase in the number of salesmen employed on the Industrial Services segment of the business. Selling expenses for the Industrial Services segment were 7.9% of the Industrial Services segment revenue for the three months ended September 30, 2012, compared to 6.0% of Industrial Services segment revenues for the three months ended October 2, 2011. Selling expenses for the Rail Services segment were 3.5% of Rail Services segment revenues for the three months ended September 30, 2012 and 4.8% of the Rail Services segment revenues for the three months ended October 2, 2011. General and administrative expenses increased 1.4% to $1,419 for the three months ended September 30, 2012 from $1,399 for the three months ended October 2, 2011. The increase in in general and administrative expenses is attributed to increased consulting fees. General and administrative expenses were 12.0% and 12.4% of total revenues for the three months ended September 30, 2012 and October 2, 2011, respectively. General and administrative expenses for the Industrial Services segment were 14.2% of Industrial Service segment revenues for the three months ended September 30, 2012 and 14.0% of the Industrial Services segment revenues for the three months ended October 2, 2011. General and administrative expenses for the Rail Services segment were 8.9% of the Rail Services segment revenues for the three months ended September 30, 2012, and 7.4% for the three months ended October 2, 2011.

Income from Operations. Income from operations improved $510, or 119%, from $430 for the three months ended October 2, 2011 to $940 for the three months ended September 30, 2012. This improvement is directly attributable to increased gross profit for the three months ended September 30, 2012. The Industrial Services segment generated a loss from operations of $5 for the three months ended September 30, 2012. This is a decline of $204 from income from operations of $199 for the three months ended October 2, 2011. The Rail Services segment generated income from operations of $989 for the three months ended September 30, 2012 or an improvement of $760 from income from operations of $229 for the three months ended October 2, 2011.

Interest Expense and Other Expense (Income). Interest expense was reduced for the three months ended September 30, 2012 to $189, or by 17%, from $228 for the three months ended October 2, 2011. This reduction is the result of the Company’s reduced level of debt and the fact that the Company renegotiated its credit facility with Wells Fargo during 2011, which effectively reduced the interest rate paid to Wells Fargo by approximately 39%, and reduced interest expense related to certain of the Company’s subordinated debt, as a result of the Company renegotiation with its subordinated debt holders. Other expense increased $150 to $1 of expense for the three months ended September 30, 2012 from $149 of income for the three months ended October 2, 2011. The income achieved in other expense for the third quarter of 2011 was due to the successful recovery on a lawsuit against a prior property and casualty insurance broker.

Provision for Income Taxes. Through 2010, we experienced tax net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax benefits which primarily relates to cumulative net operating losses, until such time that profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits. No provision for income taxes was recorded during the periods ended September 30, 2012, and October 2, 2011, due to the utilization of cumulative net operating losses.

Net Income. Net income was $750 for the three months ended September 30, 2012, as compared to $351 for the three months ended October 2, 2011. This represents an increase of $399 or 113.7%. As indicated above, the improvement is due to improved gross margins and reduced interest expense.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended October 2, 2011

Revenues. Total revenues increased by $3,096, or 9.0%, to $37,562 for the nine months ended September 30, 2012, as compared to $34,466 for the nine months ended October 2, 2011. This increase is comprised of a $1,581 or 7.0%, decrease in service revenues and a $4,677, or 39.8%, increase in product sales. The Industrial Services segment revenues decreased by $1,309, or 5.0%, while revenues for the Rail Services segment increased by $4,405, or 52.2%. The decrease in the service revenues represents the timing of the completion of various field service projects. The increase in product sales is primarily related to demand for engine components produced by our HKEC unit.

Gross Profit. Total gross profit for the nine months ended September 30, 2012 was $9,516, or 25.3% of total revenues, as compared to $7,472, or 21.7% of total revenues, for the nine months ended October 2, 2011. This represents an increase of $2,044, or 27.4%. The increase is comprised of a decline of $1,472, or 33.5%, in service gross profit and an increase of $3,516, or 114.2%, in product gross profit. The Industrial Services segment gross profit decreased by $56, or 1.0%, while gross profit for the Rail Services segment increased by $2,100, or 102.6%. The decline in gross profits associated with service revenues is due to a number of quoted jobs not achieving optimal efficiencies and lower sales volume. Product sales gross profit increased due to price increases and our ability to eliminate costs and improve operational efficiencies. For the nine months ended October 2, 2011, HKEC was held-for-sale and accordingly no depreciation was recorded (depreciation for HKEC in 2011 was subsequently recorded during the fourth quarter when HKEC was reclassified from held-for-sale to held-and-used). Had depreciation been recorded for the nine months ended October 2, 2011, both product and Rail Services segment gross profit would have declined by $138 as a result of the associated depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $6,629 for the nine months ended September 30, 2012 from $5,913 for the nine months ended October 2, 2011. This represents an increase of $716, or 12.1%. Selling expenses were 5.9% of total revenues for the nine months ended September 30, 2012 and 5.3% of total revenues for the nine months ended October 2, 2011. This increase is attributed to an increase in the number of salesmen employed on the Industrial Services segment of the business Selling expenses for the Industrial Services segment were 6.9% of the Industrial Services segment revenue for the nine months ended September 30, 2012 and 5.4% of the Industrial Services segment revenues for the nine months ended October 2, 2011. Selling expenses for the Rail Services segment were 3.4% of Rail Services segment revenues for the nine months ended September 30, 2012, as compared to 4.5% of the Rail Services segment revenues for the nine months ended October 2, 2011. General and administrative expenses decreased 3.1% to $3,296 for the nine months ended September 30, 2012 from $3,400 for the nine months ended October 2, 2011. General and administrative expenses were 11.7% and 12.0% of total revenues for nine months ended September 30, 2012 and October 2, 2011, respectively. General and administrative expenses for the Industrial Services segment were 13.4% of the Industrial Service segment revenues for the nine months ended September 30, 2012 and 13.1% of the Industrial Services segment revenues for the nine months ended October 2, 2011. General and administrative expenses for the Rail Services segment were 8.2% of the Rail Services segment revenues for the nine months ended September 30, 2012, as compared to 8.0% of the Rail Service segment revenues for the nine months ended October 2, 2011.

Income from Operations. Income from operations improved $1,328, or 85%, from $1,559 for the nine months ended October 2, 2011 to $2,887 for the nine months ended September 30, 2012. This improvement is directly attributable to increased sales volume and overall gross profit improvement for the nine months ended September 30, 2012. The Industrial Services segment generated income from operations of $351 for the nine months ended September 30, 2012. This is a decline of $269, or 43%, from income from operations of $620 for the nine months ended October 2, 2011. The Rail Services segment generated income from operations of $2,658 for the nine months ended September 30, 2012 or an improvement of $1,667 from income from operations of $992 for the nine months ended October 2, 2011.

Interest Expense and Other Expense (Income). Interest expense decreased by $182, or 25%, for the nine months ended September 30, 2012 to $556 from $738 for the nine months ended October 2, 2011. This reduction is the result of the Company having reduced its level of debt and renegotiated its credit facility with Wells Fargo, during 2011, effectively reducing the interest rate of the credit facility by approximately 39%, and reduced interest expense related to certain of the Company’s subordinated debt, as a result of its renegotiation with the Company’s subordinated debt holders in November 2011. Other loss increased $264 to $12 for the nine months ended September 30, 2012 from $252 of income for the nine months ended October 2, 2011, as the nine months ended October 2, 2011 included the expiration of an exclusivity agreement, which expired, with a potential buyer for HKEC business unit, the subsidiary comprising our Rail Services segment.

Provision for Income Taxes. Through 2010 we have experienced tax net operating losses in each year since we commenced operations. We are uncertain as to whether we will be able to utilize these tax losses before they expire. Accordingly, we have provided a valuation allowance for the income tax benefits associated with these net future tax benefits which primarily relates to cumulative net operating losses, until such time as our profitability is reasonably assured and it becomes more likely than not that we will be able to utilize such tax benefits. No provision for income taxes was recorded during the periods ended September 30, 2012, and October 2, 2011, due to the utilization of cumulative net operating losses.

Net Income. Net income was $2,319 for the nine months ended September 30, 2012 compared to $1,073 for the nine months ended October 2, 2011. This is an increase of $1,246, or 116.1%. As indicated above, the improvement is due to improved gross margins, and reduced interest expense.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”)

For the three months ended September 30, 2012, EBITDA increased by $356, or 35%, from $1,010 for the three months ended October 2, 2011 to $1,366. The primary increase in EBITDA is a result of increased profitability during the three months ended September 30, 2012, as compared to the three months ended October 2, 2011.

For the nine months ended September 30, 2012, EBITDA increased by $1,185, or 40%, from $2,974 for the nine months ended October 2, 2011 to $4,159. The primary increase in EBITDA is a result of increased profitability during the nine months ended September 30, 2012, as compared to the nine months ended October 2, 2011.

	Three months ended
	September 30, 2012	October 2, 2011
		Restated
EBITDA - Consolidated
Net income (loss)	$750	$351
Add back:
Interest Expense	189	228
Depreciation and amortization	415	435
Income taxes	12	(4)

EBITDA (1)	$1,366	$1,010

	Nine months ended
	September 30, 2012	October 2, 2011
		Restated
EBITDA - Consolidated
Net income (loss)	$2,319	$1,073
Add back:
Interest Expense	556	738
Depreciation and amortization	1,228	1,231
Income taxes	56	(68)

EBITDA (1)	$4,159	$2,974

(1)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

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

Liquidity and Capital Resources

At September 30, 2012, the Company had $3,129 of working capital, an improvement of $379 as compared to December 31, 2011. The increase is primarily due to increased accounts receivable, offset by an increase in the revolver at September 30, 2012. The increase in accounts receivable is due to the timing of invoicing of customers and the corresponding payment being made by the customers.

Net cash provided by operating activities was $1,205 for the nine months ended September 30, 2012, as compared to $659 for the nine months ended October 2, 2011. This increase is primarily due to the Company generating increased income.

For the nine months ended September 30, 2012, net cash flows utilized by investing activities increased by $332 to $523, as compared to $191 for the nine months ended October 2, 2011. This is the result of the purchase of various property and equipment.

Net cash utilized by financing activities increased by $214 to $682, as of September 30, 2012, as compared to $468 as of October 2, 2011. This increase is directly attributed to the Company’s ability to repay long-term debt owed to our subordinated debt holders.

During the remainder of 2012, the Company will continue to focus its efforts to maintain the generation of positive operating cash flows and to reduce the levels of subordinated debt. We continue our efforts to enhance our future cash flows. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, improve operating margins, review alternative financing sources, and negotiate extended terms with our vendors.

The Company has subordinated promissory notes outstanding to BDeWees, Inc., XGenIII, Ltd., and Mr. Martell, in the principal amounts of $783, $783 and $668, respectively (together the “Subordinated Indebtedness”) (See Note F, Related Party Transactions, of our Financial Statements). Subordination agreements have been executed which subordinate the obligations of the Company under the Subordinated Indebtedness to the Wells Fargo credit facility.

As of September 30, 2012, we did not have any material commitments for capital expenditures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter September 30, 2012,, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

November 8, 2012	By:	/s/ Marc Valentin, CPA, CGMA
Marc Valentin, CPA, CGMA
Chief Accounting Officer
(Signing on behalf of the registrant as Principal Financial
and Accounting Officer)