Form 10-K
period 2012-12-31
MISCOR GROUP, LTD.
filed 2013-03-15
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold as of July 1, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $11,785,826. The registrant does not have any non-voting common equity securities.

As of February 15, 2013, there were 11,683,987 shares outstanding of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders, which the registrant will file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about our long-term goals, financial condition, results of operations, earnings, business strategy, plans and objectives.

Forward-looking statements do not relate strictly to historical or current facts. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “expects,” “plans,” “anticipates,” “projects,” “believes,” or other similar words expressions, or conditional verbs, such as “may,” “will,” “would,” “could,” and “should.” We have based these forward-looking statements largely on our current expectations about, and perspectives on, future events and financial trends that we believe may affect our financial condition, results of operations, earnings, business strategies, plans, and objectives. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual results and outcomes to differ materially from their descriptions.

i

ii

iii

PART I (dollars in thousands)

ITEM 1. BUSINESS

Overview

The Company began operations in July 2000 with the purchase of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we expanded the nature of our operations as well as our geographic presence, which now includes locations in Indiana, Alabama, Ohio, West Virginia, Maryland and California. In April 2004, we reorganized our operations into a holding company structure, forming Magnetech Integrated Services Corp. to act as the parent company. In September 2005, we changed our name from Magnetech Integrated Services Corp. to MISCOR Group, Ltd. (“MISCOR”). MISCOR, with its wholly-owned subsidiaries, is referred to as the “Company.”

The Company made a series of acquisitions until the economic crisis in 2009 forced a retrenchment. In December 2009, we announced an overall restructuring plan, which included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments to allow us to focus on industrial and utility services. During December 2009, we divested AMP Rail Services Canada ULC (“AMP Canada”) in a sale of 100% of its capital stock. Also in December 2009, we announced the planned divestiture of our Martell Electric, LLC (“Martell Electric”), Ideal Consolidated, Inc. (“Ideal”), American Motive Power, Inc. (“AMP”), and HK Engine Components, LLC (“HKEC”) subsidiaries in order to focus on our core business of industrial services. In February 2010, we completed the sale of our Construction and Engineering Services subsidiaries, Martell Electric and Ideal. Martell Electric and Ideal are related parties, through the ownership interest of our Chairman of the Board, John Martell. In March 2010, we completed the sale of our AMP subsidiary. In December 2011, we announced our intentions to no longer have HKEC listed as held for sale. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold in today’s economic environment.

Through December 31, 2012, and prior to the divestitures, we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At December 31, 2012, we operate primarily in two business segments:

•

Industrial Services – Providing maintenance and repair services to several industries including electric motor repair and rebuilding, maintenance and repair of electro-mechanical components for the utility and wind power industry, and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

•	Rail Services – Manufacturing and remanufacturing of power assemblies for large diesel engines for the rail, marine, and power industries.

On December 24, 2012, the Company executed the Loan Agreement and Security Agreement (“PNC Credit Facility”) with our new primary lender, PNC Bank, National Association (“PNC Bank”). There are two components to the PNC Credit Facility: a Committed Line of Credit Note (“Line of Credit”) and a Term Note. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note F – Senior Credit Facility.

Business Strategy

Our objective is to be a leading provider of integrated mechanical and electrical products and services to industry. To achieve that objective, we intend to structure the Company in order to capitalize on long term growth opportunities in the wind power and utility markets as well as the heavy industry market.

Employees

As of December 31, 2012, we had 269 full-time employees, of which 67 were salaried and 202 were hourly employees. At that date, approximately 12% of the Company’s employees were covered by a collective bargaining agreement which expires in December 2014. We believe our relations with our employees are good.

Segment Information

In December 2009, we announced an overall restructuring plan, which we have completed implementing. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which would allow us to focus on our core competency of Industrial Services. As part of the overall restructuring plan, it was our intent to sell HKEC. However, in December 2011, we announced our intentions to no longer have HKEC listed as held for sale. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold in today’s economic environment. As a result of the divestitures, we operate in two business segments: Industrial Services and Rail Services.

The following table summarizes financial information concerning our three reportable segments as of and for the years ended December 31, 2012 and 2011 (amounts in thousands).

	Year ended December 31,
	2012	2011
Revenues:
Industrial Services	$32,174	$33,849
Rail Services	17,528	12,038
Corporate	—	—
Elimination	—	—

Consolidated	$49,702	$45,887

Gross Profit:
Industrial Services	$6,578	$6,720
Rail Services	5,292	2,724
Corporate	—	—
Elimination	—	—

Consolidated	$11,870	$9,444

Net income (loss):
Industrial Services	$(250)	$44
Rail Services	3,238	1,264
Corporate	1,188	(654)
Elimination	—	—

Consolidated	$4,176	$654

	As of December 31,
	2012	2011
Total assets:
Industrial Services	$18,951	$20,396
Rail Services	4,681	3,643
Corporate	2,813	745

Consolidated	$26,445	$24,784

Following is additional information regarding our three business segments through December 31, 2012.

Corporate Segment

Our Corporate segment represents shared services provided to and on behalf of the Industrial Services and Rail Services Segments. This includes, but not limited to, executive management, accounting, environmental, finance, human resources, marketing, safety and sales.

All corporate expenses, with the exception of depreciation, interest, Federal income taxes, and other income and expense are allocated back to Industrial Services and Rail Services segments.

Industrial Services Segment

We have organized our Industrial Services segment into one primary business group. This group provides on-site and off-site maintenance and repair services for electro-mechanical equipment.

Business Strategy

We seek to continue to strengthen and broaden our position as a provider of maintenance service and repair, industrial education and training, and complimentary services to the industries we serve throughout the United States. In addition, our strategy is to expand into other geographic markets with respect to the remanufacture and repair services for renewable wind generation facilities and wind generators. To achieve these objectives, we are pursuing the following business strategies:

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

The Industrial Services segment accounted for approximately 65% and 74% of total consolidated revenues for the years ended December 31, 2012 and 2011, respectively.

Marketing and Customers

The products and services comprising our Industrial Services segment are marketed principally by personnel based at our seven locations and independent sales representatives. We believe that these locations are situated to facilitate timely response to our customers’ needs, which is an important feature of our services. No customer of our Industrial Services Segment accounted for more than 10% of our consolidated revenues for the years ended December  31, 2012 and 2011.

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

Competition

The level of competition we face varies depending on the electro-mechanical device and the region of the country. While we tend to compete with various original equipment manufacturers, such as General Electric Company, most of our primary competitors are local electro-mechanical maintenance and repair service shops within their specific region of the United States.

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

Foreign Sales

Our Industrial Services segment derives a portion of its revenues from foreign customers. Foreign sales for the years ended December 31, 2012 and 2011 were approximately $745,000 or 2.3% and $600,000 or 1.8% of the total revenues of this segment, respectively. Revenues from sales to foreign customers for the Industrial Services segment are denominated in U.S. dollars.

Backlog

At December 31, 2012, the backlog of our Industrial Services segment was approximately $4,600,000 compared to $4,700,000 at December 31, 2011. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. The decline in our backlog is due to the timing of orders received from our customers. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

With respect to our Industrial Services segment, our customers typically compensate us for services performed upon completion of a given project or on an agreed upon progress payment schedule for larger projects. Therefore, we must have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes F and G of our Notes to Consolidated Financial Statements.

Seasonality and Quarterly Fluctuations

Our revenues from the Industrial Services segment may be affected by the timing of scheduled outages at our industrial customers’ facilities and by weather conditions with respect to projects conducted outdoors, but the effects of seasonality on revenues in our industrial services business are insignificant. The effects of seasonality may be offset by the timing of large individual contracts, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

Rail Services Segment

Business Strategy

In March 2005, we acquired certain assets related to the diesel engine operations of Hatch & Kirk, Inc. located in Hagerstown, Maryland and Weston, West Virginia. This acquisition launched the Rail Services Group and the diesel engine components business of our Rail Services segment, which is conducted through HKEC.

In December 2009, the Company announced its plan to sell its HKEC subsidiary in order to focus on its core industrial services operations. Due to favorable results from our ongoing profit improvement plan and restructuring activities, In December 2011, we assessed the classification of HKEC and found it to be in the Company’s best interest to forego selling HKEC. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold in today’s economic environment.

Principal Products, Services, Markets and Distribution

HKEC manufactures and remanufactures power assemblies for large diesel engines used in the rail, marine, and power industries. HKEC also engineers, manufactures and sells other related components parts for these large engines. HKEC customers include companies that use, manufacture or distribute diesel engines and related components for the railroad, utilities, maritime and offshore drilling industries.

HKEC accounted for approximately 35% and 26% of total consolidated revenues for the years ended December 31, 2012 and 2011, respectively.

Marketing and Customers

The products and services comprising HKEC are marketed principally by personnel based at our two locations and independent sales representatives. Two customers accounted for more than 10% of our sales during the year ended December 31, 2012. These two customers accounted for 78% and 68% of our sales for the years ended December 31, 2012 and 2011, respectively. Union Pacific, Inc. accounted for 40% and CSX, Inc., accounted for 38% of HKEC’s revenues during the year ended December 31, 2012. One customer accounted for more then 10% of our sales during the year ended December 31, 2011. CSX, Inc. accounted for 59% of HKEC’s revenues during the year ended December 31, 2011. The loss of either of these customers would have a material adverse effect on us.

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

Competition

Our two largest competitors in the diesel engine components market are General Electric and the former Electro Motive Diesel division of Caterpillar Corporation. We believe that our HKEC subsidiary is the largest supplier of diesel engine components in the United States that is not an original equipment manufacturer, based on revenues for the year ended December 31, 2012. There are a number of smaller competitors.

Participants in this industry compete primarily on the basis of service, quality, timeliness and price. In general, competition stems from other outside service contractors and customers’ in-house maintenance departments.

Foreign Sales

For HKEC for the years ended December 31, 2012 and 2011, foreign sales were $3,008,000 or 17% of total segment revenues, and $2,400,000 or 20% of total segment revenues, respectively. There are no sales denominated in currencies other then the US dollar.

Backlog

At December 31, 2012, the backlog of HKEC was approximately $3,200,000 compared to $3,100,000 at December 31, 2011. The increase is due to contracts in place with CSX, Inc. and Union Pacific, Inc. Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, work in progress, time and material work orders, and from contractual agreements upon which work has not commenced. Contracts included in backlog may have provisions which permit cancellation or delay in their performance by the customer, and there can be no assurance that any work orders included in backlog will not be modified, canceled or delayed.

Working Capital

For HKEC product sales, our customers typically pay within 30 to 60 days from the date of shipment, while some foreign customers typically pay within 90 days. Our customers typically compensate us for services performed upon completion of a given project. Therefore, we are required to have sufficient working capital to permit us to undertake our services and to carry the appropriate inventory level of spare parts and equipment throughout the duration of a project. For further discussion of our working capital and borrowing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Notes F and G of our Notes to Consolidated Financial Statements.

Seasonality and Quarterly Fluctuations

The effects of seasonality on revenues for HKEC are insignificant. The effects of seasonality may be offset by the timing of a large individual contract, particularly if all or a substantial portion of the contracts fall within a one- to two-quarter period. Accordingly, our quarterly results may fluctuate and the results of one fiscal quarter may not be representative of the results of any other quarter or of the full fiscal year.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2012, we conducted our business from nine locations in the United States. We lease facilities in Hammond, and Merrillville, Indiana; Hagerstown, Maryland; Boardman and Massillon, Ohio; Huntington, West Virginia; and Visalia, California. Our leases, which include office and production space, have terms expiring at various times through November 2017, with annual base rental payments ranging from $61,000 to $566,000. The lease for a South Bend facility was the previous site of our corporate office, which has since moved to Massillon, Ohio, but we continued to meet our lease obligations through July 2012. We no longer have any presence at the South Bend facility. We own our facilities in Weston, West Virginia and Saraland, Alabama.

Our Hagerstown, Maryland and Weston, West Virginia facilities are used in the Rail Services segment. The other facilities are used in the Industrial Services segment of our business. We maintain our corporate offices at our Massillon, Ohio facility.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space would be available on commercially reasonable terms as needed to accommodate any expansion of our operations.

We lease our facilities in Hammond, Indiana, and Boardman, Ohio from several limited liability companies, all of which are indirectly owned by John A. Martell, our Chairman. We previously leased our South Bend, Indiana facility from a limited liability company, which was indirectly owned by John A. Martell. We lease our Hagerstown, Maryland facility from a partnership of which J. Cullen Burdette, a Vice President of our subsidiary HKEC, is a partner. We lease our Massillon, Ohio facility from a limited liability company of which BDeWees, Inc. is a member. Bernard L. DeWees, former President of Magnetech, is a beneficial owner of BDeWees, Inc. We lease our Visalia, California facility, along with substantially all of the equipment used at our Visalia, California facility from Gene Quesnoy, the former owner of Visalia Electric Motor Services, Inc. (“VEMS”) and an employee of MIS until March 2010. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this report.

ITEM 3. LEGAL PROCEEDINGS

We are periodically involved in ordinary routine litigation incidental to our business. In our opinion, there are no material pending legal proceedings the resolution of which is expected to have a material adverse effect on our consolidated results of operations, cash flows or financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Fiscal Year 2012	High	Low
1st quarter ended 4/1/12	$0.44	$0.28
2nd quarter ended 7/1/12	$1.04	$0.31
3rd quarter ended 9/30/12	$1.80	$1.00
4th quarter ended 12/31/12	$1.20	$1.00

Fiscal Year 2011	High	Low
1st quarter ended 4/3/11	$0.35	$0.11
2nd quarter ended 7/3/11	$0.48	$0.15
3rd quarter ended 10/2/11	$0.38	$0.27
4th quarter ended 12/31/11	$0.45	$0.27

As of February 15, 2013, there were 11,683,987 shares of common stock outstanding and approximately 61 shareholders of record. Our common stock was held by approximately 451 beneficial owners as of such date. In addition, as of that date we had outstanding:

•	warrants to acquire up to 8,079 shares of our common stock at fixed exercise price at $0.25 per share;

•	options issued under our 2005 Stock Option Plan to acquire 82,000 shares of our common stock at exercise prices ranging from $0.35 to $10.13 per share.

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

The Plan provides that no option may have duration longer than five years, and that an outstanding option may be deemed cancelled upon, or within certain prescribed periods after, termination of employment or removal as a director, as applicable, depending on the reason for such termination or removal. In addition, after a change in control of our company, options granted under the Plan will be immediately exercisable in full, and any option holder employed as of the date of the change of control will have 30 days after such date to exercise his or her option. The Plan defines a change of control as any merger or consolidation of our company the result of which is that holders of our voting capital stock hold less than 50% of the voting capital stock of the surviving entity, the sale, lease or transfer of all or substantially all of our assets, or approval by our shareholders of a plan of liquidation or dissolution of our Company.

During 2011, no options were granted under the Plan. During 2012, options to acquire 31,000 shares of common stock were granted under the Plan. As of December 31, 2012, options to acquire a total of 220,000 options have been granted to participants, of which 138,000 have been forfeited or exercised, leaving 118,000 shares available for future option grants under the Plan.

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

During 2011, no shares of restricted stock were granted under the Plan. During 2012, 12,000 shares of restricted stock were granted under the Plan. As of December 31, 2012, 58,700 shares of restricted stock have been granted to participants, of which 30,700 were forfeited, and 6,000 shares were repurchased, leaving 78,000 shares available for future offers and issuance under the Plan.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan [excluding securities reflected in column (a)]
2005 Stock Option Plan	82,000	$0.47	118,000
2005 Restricted Stock Purchase Plan	22,000	$0.01	78,000

Total	104,000	$0.37	196,000

Unregistered Sales of Securities

There were no unregistered shares of securities during 2012. On December 28, 2012, the Company repurchased 123,839 common shares from BDeWees, Inc., for an aggregate purchase price of $74.

ISSUER PURCHASES OF EQUITY SECURITIES¹
Period	Total Number of Common Shares Purchased	Average Price Paid	Total Number of Common Shares Purchased
December 2012	123,839	$0.60	123,839

¹	The Company does not have a repurchase program. This was an isolated repurchase entered into on the request of a person that acquired shares as part of an acquisition.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking-statements that involve risks and uncertainties. See “Forward-Looking Statements” above. The following discussion should be read with our audited consolidated financial statements and the notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Overview

The Company began operations in July 2000 with the acquisition of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we expanded the nature of our operations, as well as our geographic presence, until the economic crisis forced retrenchment.

In December 2009, we announced an overall restructuring plan, which we have completed. The plan included the divesture of our subsidiaries in the Rail Services and Construction and Engineering Services segments, which will align our operations with our long-term vision and allow us to focus on industrial and utility services. During December 2011, we announced our intentions to no longer have HK Engine Components (“HKEC”) listed as held for sale. While we see HKEC as non-core to our business model, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold.

Through December 2012, and prior to the divestitures, we provided electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At December 31, 2012, we operated primarily in two business segments:

•

Industrial Services – Providing maintenance and repair services to several industries including electric motor repair and rebuilding; maintenance and repair of electro-mechanical components for the utility and wind power industry; and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

•	Rail Services – Manufacturing and remanufacturing of power assemblies for large diesel engines for the rail, marine, and power industries.

Recent Developments

In December 2012, we entered into a new credit agreement with PNC Bank, National Association (“PNC Bank”) (the “PNC Credit Facility”) which established a $6.5 million line of credit note (the “Line of Credit”) and a $2.5 million term note (the “Term Note,” and together with the Line of Credit, the “PNC Credit Facility”). The PNC Credit Facility replaced our previous credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Fargo Credit Facility”). Initial borrowings under the PNC Credit Facility were used to repay outstanding obligations under the Wells Fargo Credit Facility and to pay off our outstanding subordinated debt. We believe that the more favorable terms under the PNC Credit Facility compared to those in the Wells Fargo Credit Facility primarily reflect our improved financial and operating results and our enhanced liquidity, as well as more favorable conditions in the credit markets. The PNC Credit Facility allows us to significantly reduce our borrowing rates compared to the rates under the Wells Fargo Credit Facility and our subordinated debt, as well as our banking fees. The PNC Credit Facility contains certain financial and other covenants. In the event we are unable to achieve the results required in our covenants, we may have future debt covenant violations and the lender could claim a default and demand repayment. If PNC Bank demands immediate repayment of the outstanding borrowings under the PNC Credit Facility, we do not currently have means to repay or refinance the amounts that would be due. If demanded, and if we were unable to repay or refinance the amounts due under the PNC Credit Facility, PNC Bank could exercise its contractual remedies, including foreclosing on substantially all of our assets, which we pledged as collateral to secure our obligations under the PNC Credit Facility.

During 2012, we continued to focus our efforts to maintain the generation of positive operating cash flow, pay off our subordinated debt and extend or refinance the Wells Fargo Credit Facility. We continue our efforts to enhance our future cash flows and to improve profitability. These improvements include efforts to collect accounts receivable at a faster rate, decrease inventory levels, improve operating margins, and negotiate extended terms with our vendors.

Prior to 2011, we were negatively impacted by the recession and the subsequent slow economic recovery. As a result, at various points prior to 2011, we were not in compliance with various covenants required under our previous credit agreement with Wells Fargo. Due to these factors, our Board of Directors approved a restructuring plan, which we completed during 2011, to reorient our growth strategy and intensify our focus on industrial and utility services as the refocused vision for us. The restructuring plan included relocating our corporate headquarters to Massillon, Ohio, reductions in operating expenses through workforce downsizing and furloughs, short term idling of excess production capacity, suspension of pay increases and bonuses, and consolidations of certain operational and administrative functions, which have resulted in a significant reduction in our ongoing operating expenses. In December 2011, we announced our intentions to no longer have HKEC, the subsidiary comprising our Rail Services segment, listed as held for sale. Our December 2009 overall restructuring plan included the divestiture of HKEC. While we see HKEC as outside of our business strategy focusing on industrial and utility services, we do see significant value in HKEC and believe we would not obtain the appropriate value for this business, if it were to be sold in today’s economic environment. During 2011, we were in compliance with our loan covenants.

Financing matters

On December 24, 2012, the Company executed the PNC Credit Agreement with PNC Bank, which established the Line of Credit and the Term Note. Initial borrowings under the PNC Credit Facility were used to repay outstanding obligations under the Wells Fargo Credit Facility, and to pay off our outstanding subordinated debt. The PNC Credit Facility enabled the Company to reduce its borrowing rates for its long-term debt.

The Line of Credit allows for borrowings up to the lesser of (i) $6.5 million; and (ii) an amount equal to the sum of 85% of eligible accounts receivable and 50% of eligible inventory. Additionally, the Line of Credit allows for Letter(s) of Credit in the aggregate at any time outstanding not to exceed $1.5 million. The Line of Credit bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin,” which is a function of the ratio of Funded Debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). From December 24, 2012 until the Funded Debt to EBITDA ratio is determined from the Company’s consolidated financial statements for the period ending March 31, 2013, the applicable LIBOR Margin will be 2.75%. Once the Funded Debt to EBITDA ratio is determined, the applicable LIBOR Margin and Unused Commitment Fee will be adjusted as of the first day of the second month following the end of each calendar quarter as set forth in the table below:

Funded Debt/EBITDA	LIBOR Margin	Unused Commitment Fee
Greater than or equal to 2.50:1.00	Default	Default
Greater than or equal to 1.75:1.00 and less than 2.50:1.00	2.25%	0.20%
Greater than or equal to 1.00:1.00 and less than 1.75:1.00	1.75%	0.20%
Less than 1.00:1.00	1.25%	0.20%

The expiration date of this Line of Credit is December 24, 2014.

The Term Note provided as part of the PNC Credit Facility is for the amount of $2.5 million, together with interest accruing on the outstanding principal balance from December 24, 2012. The Term Note bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin,” which is a function of our ratio of Funded Debt to EBITDA. From December 24, 2012 until the Funded Debt to EBITDA ratio is determined from the Company’s consolidated financial statements for the period ending March 31, 2013, the applicable LIBOR Margin will be 3.00%. Once the Funded Debt to EBITDA ratio is determined, the applicable LIBOR Margin will be adjusted as of the first day of the second month following the end of each calendar quarter as set forth in the table below:

Funded Debt/EBITDA	LIBOR Margin
Greater than or equal to 2.50:1.00	Default
Greater than or equal to 1.75:1.00 and less than 2.50:1.00	2.50%
Greater than or equal to 1.00:1.00 and less than 1.75:1.00	2.00%
Less than 1.00:1.00	1.50%

We are obligated to make equal monthly installments of approximately $42,000, commencing on January 24, 2013, and continuing on the same day of each month thereafter. Interest shall be payable at the same time as the principal payments. Any outstanding principal and accrued interest shall be due and payable in full on December 24, 2017.

Terms of the PNC Credit Facility require the Company to meet two financial covenants:

1.	Maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a ratio of Funded Debt to EBITDA of less than or equal to 2.50 to 1.00 at close and at December 31, 2012; and 2.25 to 1.00 at December 31, 2013 and thereafter; and

2.	Maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of greater than or equal to 1.25 to 1.00.

In connection with establishing the PNC Credit Facility, the Company paid total closing fees of $8,000 and entered into a Security Agreement in favor of PNC Bank, which granted PNC Bank a security interest in all of the Company’s assets. Additionally, our subsidiaries Magnetech Industrial Services, Inc. (“MIS”) and HKEC each entered into both a Security Agreement (also granting PNC Bank a security interest in all their assets, including certain equipment and fixtures) and a Guaranty Agreement in favor of PNC Bank.

Initial borrowings under the Line of Credit and Term Note were used to pay off all borrowings under the Wells Fargo Credit Facility and all subordinated debt of the Company owed to John A. Martell, BDeWees, Inc., and XGen III, Ltd. Accordingly, on December 24, 2012, we made payments to BDeWees Inc., XGen III Ltd., and John A. Martell in the amounts of $0.763 million, $0.763 million, and $0.653 million, respectively.

Before we established the PNC Credit Facility, the Company’s primary lender was Wells Fargo under the Wells Fargo Credit Facility. Over the course of 2010, 2011, and 2012, we entered into a series of amendments to the Credit and Security Agreement with Wells Fargo, as well as several letter agreements with Wells Fargo. These amendments and letter agreements extended the duration of the Wells Fargo Credit Facility and allowed us to pursue certain business initiatives and manage our relationships with our subordinated creditors without breaching our agreement with Wells Fargo. Additionally, Wells Fargo agreed to adjust or waive certain covenants and restrictions. For these accommodations, we paid Wells Fargo total fees of $100,000 in 2010 and $50,000 in 2011.

As of December 31, 2012, the Company is not in violation of any covenants with PNC Bank.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of consolidation - The consolidated financial statements include the accounts of MISCOR and its wholly owned subsidiaries, Magnetech Industrial Services, Inc. (“MIS”) and HKEC. All significant intercompany balances and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for inventory costing, asset valuations, costs to complete and depreciation. Actual results could differ from those estimates.

Accounts receivable and allowance for doubtful accounts - We carry accounts receivable at sales value less an allowance for doubtful accounts. We periodically evaluate accounts receivable and establish an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. We evaluate items on an individual basis when determining accounts receivable write-offs. Our policy is to not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.

Inventory - We value inventory at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolescence and slow-moving goods. The amount of such markdown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.

Other intangible assets - Other intangible assets consisting mainly of customer relationships and a technical library, were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 15 to 20 years. These intangible assets are being amortized under the straight-line method. Amortization expense for the other intangible assets was $419,000 and $430,000 for the years ended December 31, 2012 and 2011, respectively. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

Long-lived assets -We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

Revenue recognition - Revenue consists primarily of sales and service of industrial magnets, electric motors, electrical power distribution systems, and diesel power assemblies. Product sales revenue is recognized when products are shipped and both title and risk of loss transfer to the customer. Service revenue is recognized when all work is completed and the customer’s property is returned. For services to a customer’s property provided at the Company’s site, property is considered returned when the customer’s property is shipped back to the customer and risk of loss transfers to the customer. For service to a customer’s property provided at the customer’s site, property is considered returned upon completion of work. However, for service sales in which the contract price exceeds $75 and takes longer than 13 weeks to complete, the Company utilizes the percentage of completion methodology for revenue recognition.

Warranty costs - We warrant workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs. Warranty expense (recovery) was $171,000 and $(69,000) for the years ended December 31, 2012 and 2011, respectively.

Income taxes – We account for income taxes using the asset and liabilities method. We classify interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2012 and 2011.

In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be realizable. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. For the year ended December 31, 2012, we established a partial valuation allowance and reduced our net deferred tax assets, principally related to our net operating loss carryforwards, to $1,942,000. Due to economic uncertainty beyond the immediate future, we have reversed $1,942,000 of the valuation allowance, which we reasonably estimate to be realized in 2013. For the year ended December 31, 2011, we established a full valuation allowance and reduced our deferred tax assets, principally related to our net operating loss carryovers, to zero. We will continue to assess the valuation allowance against deferred income tax assets considering all available information obtained in future reporting periods. If we continue to achieve profitable operations in the future, we may reverse an additional portion of the valuation allowance in an amount at least sufficient to eliminate any tax provision in that period. The valuation allowance has no impact on our net operating loss (“NOL”) position for tax purposes, and if we generate taxable income in future periods prior to expiration of such NOLs, we will be able to use our NOLs to offset taxes due at that time.

We are subject to audits by various taxing authorities, and the audits may result in proposed assessments where the ultimate resolution results in our owing additional taxes. We are required to establish reserves when we believe there is uncertainty with respect to certain positions and we may not succeed in realizing the tax benefit. We believe that our tax return positions are appropriate and supportable under relevant tax law. We have evaluated our tax positions for items of uncertainty and have determined that our tax positions are highly certain. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2012 and 2011.

Stock based compensation - We account for stock based compensation in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost related to options vesting after the initial adoption to be recognized in the financial statements over the remaining requisite service period.

New Accounting Standards.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flow.

Operating Results (dollars in thousands)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Total revenues increased by $3,815 or 8.3% to $49,702 in 2012 from $45,887 in 2011. This increase is comprised of a $2,661 or 8.7% decrease in service revenues and a $6,476 or 42.5% increase in product sales. Industrial Services revenues decreased by $1,675 or 5.0%, while revenues for the Rail Services increased $5,490 or 45.6%. The decrease in the service revenues represents lower demand for these services in the market place, specifically field service. The increase in product sales is primarily related to demand for engine components produced by our HKEC unit.

Gross Profit. Total gross profit in 2012 was $11,870 or 23.9% of total revenues compared to $9,444 or 20.6% of total revenues in 2011. This represents an increase of $2,426 or 25.7%. This increase is comprised of a $2,039 or 35.4% decrease in gross profit related to service revenues and $4,465 or 121.4% increase in gross profit related to product sales. Industrial Services gross profit decreased by $142 or 2.1%, while gross profit for the Rail Services increased $2,568 or 94.3%. Gross profit did not decline in proportion with the revenue decline for both service revenues and Industrial Services, as we were able to improve our operational efficiencies and eliminate cost and redundant processes. However, gross profits associated with service revenues was negatively impacted by a number of large quoted jobs not achieving optimal efficiencies. Product sales gross profit increased due to price increases, volume increases and our ability to eliminate costs and improve operational efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, increased to $8,796 in 2012 from $8,247 in 2011. This represents an increase of $549 or 6.7%. Selling expenses were 5.8% of total revenues in 2012 and 5.5% of total revenues 2011. Overall, selling expenses increased $375 or 15% to $2,877 in 2012 from $2,502 in 2011. This increase is primarily attributed to increasing the number of salesmen in Industrial Services and increased commission expense in Rail Services. Selling expenses for Industrial Services were 6.9% of Industrial Services revenues in 2012 and 5.7% of Industrial Services revenues in 2011. Selling expenses for Rail Services were 3.3% of Rail Services revenues in 2012 and 4.4% of Rail Services revenues in 2011. General and administrative expenses increased $174 or 3.0% to $5,919 in 2012 from $5,745 in 2011. The increase in general and administrative expenses is attributed to increased consulting expenses. General and administrative expenses were 11.9% and 12.5% of total revenues for 2012 and 2011, respectively. General and administrative expenses for Industrial Services were 13.8% of Industrial Service revenues for 2012 and 13.8% of Industrial Services revenues for 2011. General and administrative expenses for Rail Services were 8.3% of Rail Services revenues for 2012 and 8.4% of Rail Services revenues for 2011.

Income from Operations. Income from operations improved $1,877 from $1,197 in 2011 to $3,074 in 2012. This improvement is directly attributable to increased gross profit as a result of increased product sales. Industrial Services generated loss from operations of $71 in 2012. This is a decline of $179 or 165.7% from income from Industrial Services of $108 in 2011. Rail Services generated income from operations of $3,252 in 2012 or an improvement of $2,044 or 169.2% from income from operations of $1,208 in 2011.

Interest Expense and Other Expense (Income). Interest expense decreased by $232 or 23.9%, to $737 in 2012 from $969 in 2011. This reduction is the result of the Company’s reduced level of high cost subordinated debt and the benefits of the credit facility the Company renegotiated with Wells Fargo in 2011. Other expense increased $450 to $24 of expense in 2012 from $426 of income in 2011. The increase in other expense is predominantly attributed to the recovery in various legal matters and a $100 non-refundable deposit which was recognized as income when a potential buyer of HKEC did not complete a transaction during 2011.

Income Tax Benefit. Prior to December 31, 2012, the amount of objectively-measured negative evidence related to cumulative losses in the most recent three-year period outweighed the available positive evidence regarding the realization of our deferred tax assets. By the end of 2012, cumulative taxable losses were offset by recent operating performance, which included positive results for both 2011 and 2012. The improvement in profitability has been driven by the complete refinancing of our debt with significant reductions in borrowing costs and improved operational performance through restructuring and cost controls. The historical factors that drive the minimal cumulative loss have reduced significantly because of the significant reduction in finance costs through the refinancing, and our aligned cost structure results in the more likely than not realization of certain of the deferred future tax benefits. Hence, the Company recorded a $1,942 income tax benefit in 2012 for the reversal of valuation allowances previously established against the deferred tax assets. Due to economic uncertainty beyond the immediate future, we have reversed $1,942 of the valuation allowance, which we reasonably estimate to be realized in 2013.

Net Income. Net income was $4,176 in 2012 as compared to $654 in 2011. This is an increase of $3,522 of 538.5%. The improvement is due to the increase in income from operations, as well as the income tax benefit associated with the partial reversal of valuation allowances previously established against deferred tax assets, as described above.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”)

Consolidated EBITDA increased by $1,071 from $3,644 for the year ended December 31, 2011 to $4,715 for the year ended December 31, 2012. The primary increase in Consolidated EBITDA is a result of increased profitability during the year ended December 31, 2012. See “Operating Results” above for details of the increase in profitability.

	Year Ended December 31,
	2012	2011
		Restated
EBITDA
Net income	$4,176	$654
Reduction:
Income Taxes	(1,863)	—
Add back:
Interest Expense	737	969
Depreciation and amortization	1,665	2,021

EBITDA (1)	$4,715	$3,644

(1)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

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

Liquidity and Capital Resources for the Years Ended December 31, 2012 and 2011

Working capital increased by $636 or 23.1% from $2,750 at December 31, 2011 to $3,386 at December 31, 2012. Affecting working capital was a $791 increase in accounts receivable. Although our collection efforts improved during 2012, accounts receivable increased due to higher customer sales during December 2012 as compared to December 2011. Accounts payable decreased by $715 due to decreased volume of inventory purchases. This decrease in inventory is a result of using inventory on hand, and a concerted effort to reduce the levels of inventory we carry. During the year ended December 31, 2012, the Company made payments of $3,982 to subordinated debt holders.

There are no capital commitments as of December 31, 2012.

The 2012 operating income reflects increased gross profits due to improved selling prices, efficiencies and various cost elimination measures. The Company is continually looking at measures to improve the production efficiencies of our services and products, as well as identifying more cost effective vendors and developing long-term relationships with vendors. Selling, general and administrative costs increased, primarily attributed to an increase in the number of salesmen in the Industrial Services segment, increased commissions paid in Rail Services segment and various one-time consulting projects incurred during the current year.

Our net income for the year ended December 31, 2012 of $4,176 included $1,665 of depreciation and amortization.

Net cash provided by operating activities was $2,051 for the year ended December 31, 2012 compared to net cash provided by operating activities of $2,643 in 2011. The decrease, year-over-year, in net cash provided by operating activities is primarily due to an increase in accounts receivable and a decrease in accounts payable.

During 2012, although, accounts receivable increased when comparing balances at December 31, 2012 to December 31, 2011, we were able to continue to reduce past due accounts receivable. We also reduced our accounts payable as we continued to pay our vendors within agreed upon terms, thus eliminating delays in receipt of necessary materials and parts which we had experienced in the past. This improvement has allowed us to eliminate manufacturing inefficiencies, and has allowed us the ability to deliver services and products to customers on a timely basis.

During the years ended December 31, 2012 and 2011, net cash utilized by investing activities was $734 and $261, respectively. In 2012, net cash utilized consisted of $749 for capital expenditures, which included new equipment and leasehold improvements for the new leased facility in Huntington, West Virginia. In 2011, net cash utilized by investing activities included $279 for capital expenditures. Prior to the PNC credit facility, Wells Fargo specifically restricted our levels of capital spending. Under the credit facility with PNC Bank, there are no such specific restrictions.

During the year ended December 31, 2012, we utilized $1,317 in financing activities which primarily reflected $3,982 of repayments to the Company’s subordinated debt holders. Additionally, we made $972 of repayments to Wells Fargo for the machinery and equipment term loan. Offsetting this was a new $2,500 term loan with PNC Bank and net borrowings of $1,283 under revolving lines of credit. During the year ended December 31, 2011, we utilized $2,382 in financing activities which primarily reflected $2,548 of repayments to the Company’s subordinated debt holders.

As of December 31, 2012, the Company has $2,379 of availability on its revolving credit facility with PNC Bank.

Off-Balance Sheet Transactions

As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MISCOR Group, Ltd. and Subsidiaries

Massillon, Ohio

We have audited the accompanying consolidated balance sheets of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MISCOR Group, Ltd. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Kalamazoo, Michigan

March 15, 2013

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $9 and $136, respectively	$6,526	$5,664
Inventories	5,767	6,173
Other current assets	922	673

Total current assets	13,215	12,510
PROPERTY AND EQUIPMENT, net	4,935	5,460
OTHER ASSETS
Customer relationships, net	5,764	6,150
Deferred income taxes	1,942	—
Technical library, net	522	555
Deposits and other assets	67	109

Total other assets	8,295	6,814

Total assets	$26,445	$24,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$3,722	$2,439
Current portion of long-term debt	1,478	431
Current portion of long-term debt, officers and affiliates	—	1,053
Accounts payable	3,336	4,051
Accrued expenses and other current liabilities	1,293	1,786

Total current liabilities	9,829	9,760
LONG-TERM LIABILITIES
Long-term debt, less current portion	2,029	1,611
Long-term debt, officers and affiliates, less current portion	—	2,930

Total long-term liabilities	2,029	4,541

Total liabilities	11,858	14,301
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,807,826 and 11,785,826, shares issued, repsectively, and 11,683,987 and 11,785,826 shares outstanding, respectively	59,346	59,344
Treasury stock, 123,839 and 0 shares, at cost, respectively	(74)	—
Accumulated deficit	(44,685)	(48,861)

Total stockholders’ equity	14,587	10,483

Total liabilities and stockholders’ equity	$26,445	$24,784

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Years ended December 31,
	2012	2011
REVENUES
Service revenue	$27,990	$30,651
Product sales	21,712	15,236

Total revenues	49,702	45,887
COST OF REVENUES
Cost of service revenue	24,262	24,884
Cost of product sales	13,570	11,559

Total cost of revenues	37,832	36,443

GROSS PROFIT	11,870	9,444
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,796	8,247

INCOME FROM OPERATIONS	3,074	1,197
OTHER (INCOME) EXPENSE
Interest expense	737	969
Other expense (income)	24	(426)

Total other expense	761	543

NET INCOME BEFORE INCOME TAX BENEFIT	2,313	654
Income tax benefit	(1,863)	—

NET INCOME	$4,176	$654

BASIC INCOME PER COMMON SHARE	$0.35	$0.06

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,785,750	11,785,826

DILUTED INCOME PER COMMON SHARE	$0.35	$0.06

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,050,500	11,785,826

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Outstanding	Common	Treasury	Accumulated
	Shares	Stock	Stock	DefIcit	Total
Balances, December 31, 2010	11,785,826	$59,344	$—	$ (49,515)	$9,829
Income—2011	—	—	—	654	654

Balances, December 31, 2011	11,785,826	59,344	—	(48,861)	10,483
Stock based compensation	22,000	2	—	—	2
Purchase of treasury stock	(123,839)	—	(74)	—	(74)
Income—2012	—	—	—	4,176	4,176

Balances, December 31, 2012	11,683,987	$59,346	$(74)	$(44,685)	$14,587

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$4,176	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,665	2,024
Deferred income tax credit	(1,942)	—
Stock-based compensation	2	—
Bad debt provision (recovery)	(71)	58
(Gain) loss on sale of equipment	13	(15)
Changes in operating assets and liabilities:
Accounts receivable	(791)	886
Inventories	406	(243)
Other current assets	(249)	(4)
Deposits and other non-current assets	50	(3)
Accounts payable	(715)	(509)
Accrued expenses and other current liabilities	(493)	(205)

Net cash provided by operating activities	2,051	2,643
INVESTING ACTIVITIES
Acquisition of property and equipment	(749)	(279)
Proceeds from disposal of property and equipment	15	18

Net cash utilized by investing activities	(734)	(261)
FINANCING ACTIVITIES
Payments on capital lease obligations	(33)	(32)
Short-term debt borrowings, net	1,283	(824)
Borrowings of long-term debt	2,500	1,072
Repayments of long-term debt	(4,985)	(2,548)
Purchase of treasury shares	(74)	—
Debt issuance costs paid	(8)	(50)

Net cash utilized by financing activities	(1,317)	(2,382)

CHANGE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$726	$953

The accompanying notes are an integral part of these consolidated financial statements.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

NOTE A – BUSINESS OVERVIEW

MISCOR Group, Ltd. (“MISCOR”), an Indiana Corporation, was organized in April 2004 as a holding company for Magnetech Industrial Services, Inc. (“MIS”) and its wholly owned subsidiary Martell Electric, LLC. In 2006, Martell Electric, LLC became a wholly owned subsidiary of MISCOR. MISCOR, with its wholly-owned subsidiaries, is referred to as the “Company”.

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

HK Engine Components (“HKEC”) is a diesel engine components business comprised of two operating facilities, manufactures and remanufactures power assemblies for large diesel engines used in the rail, marine and power industries. HKEC also engineers, manufactures and sell other related components parts for these large engines. HKEC customers include companies that use, manufacture or distribute diesel engines and related components for the railroad, utilities, maritime and offshore drilling industries.

The Company’s customers are primarily located throughout the United States of America. As of December 31, 2012, the Company operated from nine locations in Alabama, Indiana, Ohio, West Virginia, Maryland, and California.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less from the purchase date to be cash equivalents. The Company did not have any cash equivalents at December 31, 2012 and 2011.

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

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

Accounts receivable and allowance for doubtful accounts

The Company carries accounts receivable at sales value less an allowance for doubtful accounts. The Company periodically evaluates accounts receivable and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and the history of write-offs and collections. The Company evaluates items on an individual basis when determining accounts receivable write-offs. The Company’s policy is not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payment has not been received within agreed upon invoice terms.

The following is a summary of the allowance for doubtful accounts at December 31,

	2012	2011
Balance at beginning of year	$(136)	$(261)
Charges to expense/(recovery)	71	(58)
Deductions	56	183

Balance at end of year	$(9)	$(136)

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

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

Debt issue costs

Costs incurred by the Company to secure senior debt financing are capitalized and amortized, as a charge to interest expense, over the term of the related financing agreement (See Note F, Senior Credit Facility).

With new financing obtained during 2012, the Company wrote off $47 in amortization during 2012 related to the debt issue costs associated with the 2011 refinancing with Wells Fargo.

As of December 31, 2012 and 2011, debt issuance costs were $8 and $47, net of accumulated amortization of $0 and $3, respectively.

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

Advertising costs

Advertising costs consist mainly of product advertisements and announcements published in trade publications, and are expensed when incurred. Advertising expense was $48 and $41 for the years ended December 31, 2012 and 2011, respectively.

Warranty costs

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

Product warranty activity is as follows:

	December 31, 2012	December 31, 2011
Balance at beginning of period	$84	$217
Warranty claims paid	(92)	(64)
Warranty expense (recovery)	171	(69)

Balance at end of period	$163	$84

Income taxes

The Company accounts for income taxes using the asset and liabilities method. The Company classifies interest and penalties, if any, associated with its uncertain tax positions as a component of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2012 and 2011 (See Note I, Income Taxes).

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

The Company is subject to audits by various taxing authorities, and the audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes. The Company is required to establish reserves when the Company believes there is uncertainty with respect to certain positions and the Company may not succeed in realizing the tax benefit. The Company believes that its tax return positions are appropriate and supportable under relevant tax law. The Company has evaluated its tax positions for items of uncertainty and has determined that its tax positions are highly certain. The Company believes the estimates and assumptions used to support its evaluation of tax benefit realization are reasonable. Accordingly, no adjustments have been made to the consolidated financial statements for the years ended December 31, 2012 and 2011.

Other income

Other income is predominantly attributed to the recovery in various legal matters and a $100 non-refundable deposit which was recognized as income when a potential buyer of HKEC did not complete a transaction during 2011.

Stock based compensation

The cost of all share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based upon their fair values at grant date, or the date of later modification, over the requisite service period.

Earnings per share

Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per common share are computed assuming the conversion of common stock equivalents, when dilutive.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

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

NOTE C – INVENTORIES

Inventories consist of the following:

	December 31, 2012	December 31, 2011
Raw materials	$2,457	$2,725
Work-in-progress	1,879	2,144
Finished goods	1,431	1,304

	$5,767	$6,173

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2012	2011
Land and Buildings	$1,815	$1,800
Leasehold Improvements	620	499
Machinery and Equipment	8,972	8,624
Construction in Progress	308	232
Vehicles	959	927
Office and Computer Equipment	2,482	2,395

	15,156	14,477
Less: Accumulated Depreciation	(10,221)	(9,017)

	$4,935	$5,460

Depreciation expense was $1,246 and $1,591 for years ended December 31, 2012 and 2011, respectively.

NOTE E – OTHER INTANGIBLE ASSETS

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

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

		December 31, 2012			December 31, 2011
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	15-20	$7,722	$(1,958)	$5,764	$7,722	$(1,572)	$6,150
Technical Library	20	700	(178)	522	700	(145)	555

Total		$8,422	$(2,136)	$6,286	$8,422	$(1,717)	$6,705

Amortization of intangible assets was $419 and $430 for the years ended December 31, 2012 and 2011, respectively.

The estimated future amortization expense related to intangible assets at December 31, 2012 is as follows:

Years Ending December 31,
2013	$421
2014	421
2015	421
2016	421
2017	421
Thereafter	4,181

Total	$6,286

NOTE F – SENIOR CREDIT FACILITY

Senior credit Facility with PNC Bank

On December 24, 2012, the Company executed the Loan Agreement and Security Agreement (“PNC credit facility”) with its new primary lender, PNC Bank, National Association ( “PNC”). There are two components to the PNC credit facility: A Committed Line of Credit Note (“Line of Credit”) and a Term Note.

The Line of Credit allows for borrowings up to $6,500 which are collateralized by 85% of eligible accounts receivable and 50% of eligible inventory. Additionally, the Line of Credit allows for Letter(s) of Credit in the aggregate at any time outstanding not to exceed $1,500. The Line of Credit bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin” as set based on certain metrics (effectively 2.96% at December 31, 2012). At December 31, 2012, $3,722 is outstanding on the Line of Credit, with $2,379 of availability on the Line of Credit.

The Term Note is for the amount of $2,500, together with interest accruing on the outstanding principal balance from December 24, 2012. This loan is collateralized by various real estate and equipment. The Term Note bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin” as set based on certain metrics (effectively 3.21% at December 31, 2012).

The Company is obligated to make equal monthly installments of $42, commencing on January 24, 2013, and continuing on the same day of each month thereafter. Interest shall be payable at the same time as the principal payments. Any outstanding principal and accrued interest shall be due and payable in full on December 24, 2017.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

The provisions of the PNC credit facility include a lock-box arrangement and certain provisions that could potentially be interpreted as a subjective acceleration clause. More specifically, PNC, in its reasonable credit judgment, can assess additional reserves to the borrowing base calculation or reduce the advance rate against accounts receivable and inventories to account for changes in the nature of the Company’s business that alters the underlying base borrowing calculation. The reserve requirements may result in an over-advance borrowing position that could require an accelerated repayment of the over-advance portion. The Company does not anticipate any changes in its business practices that would result in any material adjustments to the borrowing base calculation. However, management cannot be certain that additional reserves will not be assessed by PNC to the borrowing base calculation. As a result, the Company classifies borrowings under the revolving note as a short-term obligation.

The Company paid a closing fee of $4 on the Line of Credit and a closing fee of $4 on the Term Note.

Senior credit facility with Wells Fargo – Terminated December 24, 2012

As of December 31, 2012, the Company no longer has a $5,000 secured revolving credit agreement (“WFB credit agreement”) with Wells Fargo Bank National Association (“Wells Fargo”). Borrowings under the WFB credit agreement were paid off with initial funding under the PNC credit facility. Interest under the WFB credit agreement was due monthly at LIBOR plus 3.50% (effectively 3.81% at December 24, 2012). The WFB credit agreement was amended several times over its term to adjust interest rates, maturity dates and covenants. The Company paid interest expense of approximately $156 for the year ended December 31, 2012, including debt issue cost amortization of $47. For the year ended December 31, 2011, the Company paid interest expense of approximately $211, including debt issue costs amortization of $3.

Additionally, under a machinery and equipment term loan (“M&E Loan”) with Wells Fargo, the Company has outstanding $0 at December 31, 2012 and $972 at December 31, 2011. Under the loan agreement, the Company made monthly installments of $27 plus interest. The Company paid interest expense of approximately $43 and $18 for the years ended December 31, 2012 and 2011, respectively. This loan was paid off early with initial funding under the PNC credit facility.

Covenants

Terms of the PNC Credit Facility require the Company to meet two financial covenants:

•

Maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a ratio of Funded Debt to EBITDA of less than or equal to 2.50 to 1.00 at close and at December 31, 2012; and 2.25 to 1.00 at December 31, 2013 and thereafter,

•	Maintain as of the end of each fiscal quarter, on a rolling four quarters basis, a Fixed Charge Coverage Ratio of greater than or equal to 1.25 to 1.00.

As part of this agreement, certain bank covenants have been put into effect. In the event the Company is unable to attain the results established in the bank covenants, the Company may have future debt covenant violations and the lender could claim a default and demand repayment. If PNC demands immediate repayment of the outstanding borrowings under the credit agreement; currently, the Company may not have the means to repay or refinance the amounts that would be due. If demanded, and if the Company was unable to repay or refinance the amounts due under the credit agreement, PNC could exercise its remedies there under, including foreclosing on substantially all assets, which the Company has pledged as collateral to secure obligations under the credit agreement. As of December 31, 2012, the Company is not in violation of any covenants with PNC.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

NOTE G – LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2012	2010
Term Note, as described above (See Note F—Senior Credit Facility)	$2,500	$—
Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	63	94
Three notes payable to John Martell (the Company’s chairman) and BDeWees, Inc. and Xgen III, Ltd. (prior owners of acquired business) payable monthly at varying interest rates (effectively 7.5%, 10.5% and 10.5%, respectively, as of December 31, 2011) and due in 2013. Paid off early with intial funding from the PNC credit facility.	—	3,982
Machinery and equipment loan described above (See Note F—Senior Credit Facility)	—	972
Capital lease obligations	944	977

	3,507	6,025
Less: current portion	1,478	1,484

	$2,029	$4,541

See Note K, Related Party Transactions.

Capital lease obligations

The Company leases certain equipment under agreements that are classified as capital leases. The following is a summary of assets under capital leases:

	December 31,	December 31,
	2012	2011
Machinery and equipment	$746	$746
Vehicles and trailers	84	84
Computer equipment and software	240	240
Furniture and office equipment	91	91
Less accumulated depreciation	(713)	(541)

	$448	$620

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

Minimum future lease payments required under capital leases as of December 31, 2012 are:

Year Ending December 31,	Amount
2013	$1,050
Less imputed interest	(106)

Present value of net minimum lease payments	$944

Maturities of long term debt

Aggregate maturities of long term debt, including capital leases, subsequent to December 31, 2012 are as follows:

Years Ending December 31,	Amount
2013	$1,478
2014	529
2015	500
2016	500
2017	500

$3,507

Following is a summary of interest expense for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Interest expense on principal	$690	$966
Amortization of debt issue costs	47	3
	$737	$969

Warrants associated with debt

The Company has outstanding warrants to purchase common stock. These warrants were issued in connection with certain financing transactions initiated prior to 2006, are all currently exercisable and have standard anti-dilution features. A summary of the Company’s warrant activity in 2012 and 2011 follows:

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

	Number of Warrant Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	308,197	$8.28
Granted	—	—
Exercised	—	—
Forfieted	—	—

Outstanding at December 31, 2011	308,197	$8.28
Granted	—	—
Exercised	—	—
Forfieted	(300,118)	(8.50)

Outstanding at December 31, 2012	8,079	$0.25

The following table summarizes information about the outstanding warrants as of December 31, 2012:

Exercise Price	Number of Warrant Shares	Weighted-Average Remaining Contractual Life (Years)
$ 0.25	8,079	0.42

NOTE H – STOCK BASED COMPENSATION

2005 Stock Option Plan

In August 2005, the board of directors adopted the 2005 Stock Option Plan (the “Plan”). The Plan provides for the grant of up to 80,000 shares of Incentive Stock Options (“ISO”), within the meaning of Section 422 of the Internal Revenue Code, or non-statutory stock options (“NQSO”) to the Company’s executive employees who are materially responsible for the management and operation of its business, and to the Company’s directors. In February 2008, the board of directors adopted an amendment to the Plan to increase the number of shares available under the Plan to 200,000. These options, which expire in five years after grant date, are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date. The exercise price of the ISOs and NQSOs granted under the Plan must be at least equal to 100% of the fair market value of the common stock of the Company at the date of grant. Also, ISOs may be granted to persons owning more than 10% of the voting powers of all classes of stock, at a price no lower than 110% of the fair market value of the common stock at the date of grant.

During 2011, no options were granted under the Plan. During 2012, options to acquire 31,000 shares of common stock were granted under the Plan. As of December 31, 2012, options to acquire a total of 220,000 options have been granted to participants, of which 138,000 have been forfeited or exercised, leaving 118,000 shares available for future option grants under the Plan.

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

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

the Company does not expect to pay dividends. The Company recorded compensation cost based on the grant date fair value of each option award. The total cost of each grant is recognized on a straight line basis over the four year period during which the employees are required to provide services in exchange for the award – the requisite service period.

The following table summarizes the weighted-average assumptions that were used to value the Company’s option grants along with the weighted-average fair value of options awards for 2012:

Expected volatility	48.89%
Risk free interest rate	0.60%
Expected term	3.75 years
Vesting period	4 years
Contractual term	5 years
Weighted average fair value	$0.11

The Company recorded compensation expense related to stock options of $2 and $0 for the years ended December 31, 2012 and 2011, respectively.

The activity in the Company’s stock option plan for the years ended December 31, 2012 and 2011 is as follows:

2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value in 000’s
Outstanding at beginning of year	53,000	$0.76
Granted	31,000	$0.35		$4
Exercised	—	$—		$—
Forfeited	(2,000)	$5.38		$—

Outstanding at December 31, 2012	82,000	$0.47	2.69	$13

Vested and Exercisable at December 31, 2012	31,472	$0.62	1.36	$9

2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	72,200	$2.19
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	(19,200)	$6.15		$—

Outstanding at December 31, 2011	53,000	$0.76	3.31	$—

Vested and Exercisable at December 31, 2011	14,500	$1.30	2.36	$—

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

2005 Restricted Stock Purchase Plan

In August 2005, the board adopted the 2005 Restricted Stock Purchase Plan. The plan provides for the grant of offers to purchase up to 100,000 shares of restricted stock to the Company’s directors, officers and key employees. During 2012, the Company issued 12,000 shares of restricted stock to officers and key employees. As of December 31, 2012, 78,000 shares remain available to be issued.

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

Activity in the Company’s restricted stock plan for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at Beginning of Year	10,000	$0.35	12,000	$1.33
Granted	12,000	0.39	—	—
Vested	—	—	—	—
Forfeited	—	—	(2,000)	6.23

Non-vested at End of Year	22,000	$0.37	10,000	$0.35

No restricted stock is vested as of December 31, 2012.

The issuance of restricted stock is intended to lock-up key employees for a three year period. Restricted stock was valued based on the closing price of the Company’s common stock on the date of the grant, and the related expense is amortized on a straight line basis over the three year term of the restriction period.

NOTE I – INCOME TAXES

Deferred income taxes result primarily from net operating loss (“NOL”) carryforwards and temporary differences in the bases of certain assets and liabilities for financial and income tax reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred Tax Assets:
Net Operating Loss Carryforwards	$6,866	$7,418
Capital Loss Carryforwards	2,432	2,432
Tax Credit Carryforwards	131	124
Accounts Receivable	4	55
Inventory	361	431
Warranty Reserve	65	34
Property, Equipment and Intangibles	1,176	1,451
Accrued Expenses and Other	—	17

Total Gross Deferred Tax Assets	11,035	11,962
Valuation Allowance	(9,093)	(11,962)

	$1,942	$—

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

The significant elements contributing to the differences between the United States federal statutory tax rate and the Company’s effective tax rate are as follows:

	December 31,
	2012	2011
Statutory U.S. federal income tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.6%	5.6%
Permanent differences	1.3%	8.5%
Change in valuation allowance	-121.4%	-48.1%

Effective tax rate	-80.5%	0.0%

At December 31, 2012, there are $17,164 in tax NOL carryforwards available to the Company, which expire at various dates from 2023 through 2030. At December 31, 2012, the Company had unused capital loss carryforwards of $6,080 available to be applied against future capital gains that expire in 2015. In addition, at December 31, 2012 unused work opportunity credits of $124 and employers affected by hurricanes credits of $7 were available to be applied against future income taxes that expire from 2026 to 2029.

The Company had previously recorded valuation allowances on all of its net deferred income tax assets, tax credit carryforwards, and NOL carryforwards as it was not more likely than not that a future benefit would be realized. By the end of 2012, the cumulative taxable losses were offset by recent operating performance, which included positive taxable income for both 2011 and 2012. The improvement in profitability has been driven by the complete refinancing of the Company’s debt with significant reductions in borrowing costs and improved operational performance through restructuring and cost control. The Company concluded that the trend in earnings, the elimination of substantial costs through the restructuring, and its aligned cost structures results in the more likely than not realization of certain of the deferred future benefits. Due to economic uncertainty beyond the immediate future, the Company has only reversed $1,942 of the valuation allowance, which the Company reasonably estimates to be realizable in 2013.

For the year ended December 31, 2012, there was current income tax expense of $79, due to alternative minimum tax NOL limitations. For the year ended December 31, 2011, there was no current income tax expense.

The Company did not identify any uncertain tax positions taken or expected to be taken in a tax return which would require adjustment to the consolidated financial statements. The Company is subject to U.S. federal income tax as well was income tax in multiple state and local jurisdictions. Currently, no federal or state or local income tax returns are under examination. The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE J – OPERATING LEASE COMMITMENTS

The Company leases its Hammond, Indiana, and Boardman, Ohio facilities from companies controlled by its Chairman under agreements expiring in August 2015. Renewal options are available for each property. The Company leases the Hagerstown, Maryland facility from a partnership, one partner of which is an officer of HKEC, under an agreement expiring in July 2016. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is a former officer of MIS, under an agreement expiring in November 2017. The Company leases its Merrillville, Indiana, Huntington, West Virginia, and Visalia, California facilities from unrelated parties under agreements expiring before November 2016. Total rent expense for all facility leases was approximately $1,388 and $1,226 for the years ended December 31, 2012 and 2011, respectively, including $968 and $1,020, respectively to related parties.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

The Company leased a facility in South Bend for its previous corporate offices from its Chairman of the Board and stockholder. This lease expired in August 2012. As a result of the closure and relocation of the corporate office to Massillon in 2010, the Company no longer uses this office space.

The Company also leases other manufacturing and office equipment and vehicles under operating leases with varying terms expiring through April 2017. Total rent expense under these leases was approximately $446 and $401 for years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments required under the operating leases in effect as of December 31, 2012 are as follows, including $3,244 due to affiliates over the indicated years:

Years Ending December 31,
2013	$1,528
2014	1,504
2015	1,388
2016	999
2017	679

$6,098

NOTE K – RELATED PARTY TRANSACTIONS

As described in Note F – Senior Credit Facility, the Company retired three subordinated notes due to related parties in late 2012 with initial funding under the PNC credit facility. Outstanding aggregate balances on these notes were $2,180 and $3,982 as of December 24, 2012 and December 31, 2011, respectively. Interest expense related to these notes was $354 and $596 for the years ended December 31, 2012 and 2011, respectively.

See Note J – Operating Lease Commitments regarding related party leases.

NOTE L – FAIR VALUE MEASUREMENTS

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

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

Assets measured at fair value

The Company’s non-financial assets, such as intangible assets and property and equipment, are measured at fair value when an impairment charge is recorded. Such impairment charges incorporate fair value measurements based on Level 3 inputs. No impairment indicators existed for the years ended December 31, 2012 and 2011.

Cash, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values (generally based on Level 3 inputs) because of the current maturities of these instruments.

Debt

As of December 31, 2012, rates currently available to the Company for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. Interest rates associated to the Company’s debt are now at variable rates, based on market rates, thus the debts fair value (generally based on Level 3 inputs) approximates its carrying value.

NOTE M – RETIREMENT PLANS

In connection with its collective bargaining agreements with various unions, the Company does not participate with other companies in the unions’ multi-employer pension plans. In 2002, the Company adopted two defined contribution profit-sharing plans covering substantially all of its full-time employees. The plans contain deferred-salary arrangements under Internal Revenue Code Section 401(k). One plan is for all employees not covered under collective bargaining agreements. Employer contributions may be made at the discretion of the board of directors. Under the second plan, which is for all employees covered by collective bargaining agreements, there is no provision for employer contributions. A particular subsidiary adopted a defined contribution profit-sharing plan covering substantially all of its full-time employees. The plan contains deferred-salary arrangements under Internal Revenue Code Section 401(k). Employer contributions may be made at the discretion of the board of directors. During the years ended December 31, 2012 and 2011, the Company contributed $26 and $0, respectively.

NOTE N – CONCENTRATIONS OF CREDIT RISK

Customers

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap, rail services and power industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At December 31, 2012 and 2011, approximately 36% and 25% of gross receivables were due from entities in the rail industry, 22% and 36% of gross accounts receivable were due from entities in the steel, metal working and scrap industries, and 6% and 10% of gross receivables were due from entities in the power industry. At December 31, 2012 and December 31, 2011, one customer accounted for 13% of gross accounts receivable. Two customers accounted for 18% and 17%, respectively, of sales for the year ended December 31, 2012 and one customer accounted for 21% of sales for the year ended December 31, 2011.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

NOTE O – COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At December 31, 2012 and 2011, approximately 12% and 14% of the Company’s employees were covered by a multi-employer collective bargaining agreement which expires in December 2014.

Potential lawsuits

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

Employment agreements

On June 18, 2010, the Company entered into an employment agreement with its newly appointed President and CEO, Michael P. Moore. The agreement was for an initial one-year term, subject to earlier termination as provided in the agreement. At each contract year-end, the agreement will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive with good reason, or due to death or disability. The benefits include continuation of the executive’s base salary for six months, any earned but unpaid profit-sharing or incentive bonus, stock option and company-paid health insurance for six months.

NOTE P – SEGMENT INFORMATION

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note B. The Company evaluates the performance of its reportable segments based on net income or loss. Summarized financial information concerning the Company’s reportable segments as of and for the years ended December 31, 2012 and 2011 is shown in the following tables:

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Year ended December 31, 2012 Consolidated
External revenue:
Service revenue	$27,990	$—	$—	$—	$27,990
Product sales	4,184	17,528	—	—	21,712
Deprecation included in the cost of revenues	908	182	—	—	1,090
Gross profit	6,578	5,292	—	—	11,870
Other depreciation & amortization	464	2	109	—	575
Interest expense	139	7	591	—	737
Net income (loss)	(250)	3,238	1,188	—	4,176
Total assets	18,951	4,681	2,813	—	26,445
Capital expenditures	493	206	50	—	749

2011	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Year ended December 31, 2011 Consolidated
External revenue:
Service revenue	$30,651	$—	$—	$—	$30,651
Product sales	3,198	12,038	—	—	15,236
Deprecation included in the cost of revenues	1,066	361	—	—	1,427
Gross profit	6,720	2,724	—	—	9,444
Other depreciation & amortization	474	3	120	—	597
Interest expense	134	9	826	—	969
Net income (loss)	44	1,264	(654)	—	654
Total assets	20,396	3,643	745	—	24,784
Capital expenditures	134	8	137	—	279

NOTE Q – SUPPLEMENTAL DISCLOSURES ON NON-CASH FINANCING ACITIVITIES

	Years ended December 31,
	2012	2011
Reduction of note payable through offset ofreceivable from a related party	$—	$379

NOTE R – INCOME PER SHARE

The following table details the computation of basic and diluted earnings per common share for the years presented:

	December 31,
	2012	2011
Net income	$4,176	$654
Weighted-average common shares outstanding (basic)	11,785,750	11,785,826
Effect of dilutive securities from equity awards	264,750	—

Weighted-average common shares outstanding (diluted)	12,050,500	11,785,826
Basic earnings per common share	$0.35	$0.06

Dilutive earnings per common share	$0.35	$0.06

The weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price because their effects were anti-dilutive. Excluded from the computation of diluted earnings per share are 1,000 stock options for the year ended December 31, 2012 and 53,000 stock options and 308,197 warrants for the year ended December 31, 2011.

MISCOR GROUP, LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(Amounts in thousands, except share and per share data)

NOTE S – SUBSEQUENT EVENTS

As previously disclosed on the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March  13, 2013, the Company entered into a plan of merger by and among Integrated Electrical Services, Inc. (“IES”) and the Company, dated as of March 13, 2013 (the “Merger Agreement”), whereby the Company will merge with and into IES, with IES as the surviving entity. Stockholders of the Company will have the right to elect to receive a guaranteed $1.415 per share or have their shares converted to shares of IES or a mix of cash consideration and stock consideration, depending if certain conditions are met.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to MISCOR and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

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

With the participation of the Chief Executive Officer and Chief Accounting Officer, our management evaluated the effectiveness of MISCOR’s internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management has concluded that, as of December 31, 2012, MISCOR’s internal control over financial reporting was effective.

This annual report does not include an attestation report of MISCOR’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by MISCOR’s registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

We have adopted the MISCOR Group, Ltd. Code of Business Conduct and Ethics, a code of ethics that applies to, among others, the President and Chief Executive Officer and the Chief Accounting Officer. The code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

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

Financial Statement Schedules

Not applicable.

Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit Number	Description

2.1*	AMP Stock Purchase Agreement dated January 16, 2008, among MISCOR Group, Ltd., Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, and Gary Walsh (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

2.2*	3-D Membership Interest Purchase Agreement dated November 30, 2007, by and among Magnetech Industrial Services, Inc., BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

2.3*	Stock Purchase Agreement dated October 19, 2007, by and among MISCOR Group, Ltd., and Darrell L. Graf, Mary A. LaPlace and Kenneth D. Wiegand (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on October 22, 2007)

2.4*	Asset Purchase Agreement dated May 31, 2006 among Magnetech Industrial Services of Alabama, LLC, Magnetech Industrial Services, Inc., E. T. Smith Services of Alabama, Inc. and Smith Services, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 1, 2006)

2.5	Asset Purchase Agreement dated as of March 4, 2005 among HK Machined Parts, LLC, HK Weston Properties, LLC and Hatch & Kirk, Inc. (incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

2.6	Asset Purchase Agreement dated as of March 4, 2005 between HK Cast Products, LLC f/k/a HK Engineered Castings, LLC and HK Castings, Inc. (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description

3.1a	Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (Reg No. 333-129354))

3.1b	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective January 14, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 14, 2008)

3.1c	Articles of Amendment to the registrant’s Amended and Restated Articles of Incorporation, effective February 8, 2008 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

3.2	Amended and Restated Code of By-Laws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed by the registrant on November 21, 2007)

3.3	Amended and Restated Code of By-laws of MISCOR Group, Ltd. (amended as of July 22, 2010) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 28, 2010)

4.1	Specimen certificate of common stock 2004 (incorporated by reference to Exhibit 4.2.1 to the registrant’s Form 10-K filed March 31, 2004)

4.2	Warrant Agreement, form of Joinder Agreement and form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated April 26, 2004 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.3	Form of common stock purchase warrant issued to designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated January 25, 2005 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.4	Form of common stock purchase warrant issued to purchasers of the registrant’s subordinated convertible debentures pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.5	Common Stock Purchase Warrant dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.6	Form of common stock purchase warrant issued to persons designated by Vertical Capital Partners, Inc. (incorporated by reference to Exhibit 4.6 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.7a	Form of subordinated convertible debenture issued to purchasers pursuant to Convertible Debenture Purchase Agreements with the registrant (incorporated by reference to Exhibit 4.7a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.7b	Letter Agreement dated April 16, 2006, to extend maturity date of subordinated convertible debentures (incorporated by reference to Exhibit 4.7b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.8	Secured Revolving Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.9	Secured Convertible Minimum Borrowing Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.10	Secured Convertible Term Note dated August 24, 2005 issued to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.11	Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.11a	Amendment to Promissory Note dated April 14, 2010 issued by the registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the registrant’s Annual Report on Form 10-K filed on April 15, 2010)

4.11b	Secured Promissory Note dated February 3, 2011, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 9, 2011)

4.12	Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 4.12 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description

4.13	Amendment to Conversion Option dated November 28, 2007, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and John A. Martell (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

4.14	Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Stock Purchase Agreement with the registrant (incorporated by reference to Exhibit 4.13 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.15	Form of Registration Rights Agreement between the registrant and the purchasers scheduled therein, made pursuant to Subordinated Convertible Debenture Purchase Agreements (incorporated by reference to Exhibit 4.14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.16	Registration Rights Agreement dated August 24, 2005 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.15 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

4.17	Common Stock Purchase Warrant dated May 31, 2006 issued by registrant to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.18	Secured Non-convertible Revolving Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.19	Secured Term Note dated May 31, 2006 issued by Magnetech Industrial Services of Alabama, LLC to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.20a	Registration Rights Agreement dated May 31, 2006 between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.20b	Amendment dated July 31, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 4, 2006)

4.20c	Amendment dated August 30, 2006, to Registration Rights Agreement dated May 31, 2006, between the registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on August 31, 2006)

4.21*	Securities Purchase Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.22	Registration Rights Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.23	Irrevocable Proxy of John Martell (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 22, 2007)

4.24	Restated Irrevocable Proxy of John A. Martell (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.1	Placement Agency Agreement, dated April 26, 2004 between Magnetech Industrial Services, Inc. and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.2	Placement Agency Agreement dated January 25, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.3	Form of Convertible Redeemable Preferred Stock Purchase Agreement between Magnetech Industrial Services, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.4	Form of Stock Purchase Agreement between the registrant and the purchasers scheduled therein (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.5	Form of Subordinated Convertible Debenture Purchase Agreement among the registrant, Strasbourger Pearson Tulcin Wolff, Inc. and the purchasers scheduled therein (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.6	Escrow Agreement dated April 26, 2004 among the registrant, Wilmington Trust Company and Strasbourger Pearson Tulcin Wolff Incorporated (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description

10.7a	Funds Escrow Agreement dated August 24, 2005 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.7b	Funds Escrow Disbursement Letter/Joint Instructions dated August 24, 2005 (incorporated by reference to Exhibit 10.7b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.8	Security Agreement dated as of March 3, 2005 between the registrant and Strasbourger Pearson Tulcin Wolff Incorporated, as agent for purchasers of subordinated convertible debentures (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9a	Security and Purchase Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9b	Amendment to Security and Purchase Agreement, dated October 19, 2005 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9b to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9c	Amendment to Security and Purchase Agreement, dated January 31, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.9c to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.9d	Amendment to Security and Purchase Agreement dated July 14, 2006 among Laurus Master Fund, Ltd., the registrant and subsidiaries of the registrant identified therein, amending the Security and Purchase Agreement and related agreements and instruments (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on July 20, 2006)

10.10	Pledge Agreement dated August 24, 2005 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.11	Guaranty dated August 24, 2005 made by certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.12	Form of Subordination Agreement made among John Martell, Patricia Minehardt and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.13	Lease, commencing August 3, 2001, between JAM Summer Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.14	Lease, commencing May 5, 2003, between JAM Bev Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.15	Lease, commencing May 5, 2003, between JAM Walnut Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.16	Lease, commencing March 1, 2002, between JAM Hutson Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.17@	2005 Stock Option Plan of the registrant (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.18@	Form of Stock Option Agreement under 2005 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

Exhibit Number	Description

10.19a@	2005 Restricted Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.19b@	Amendment to the MISCOR 2005 Restricted Stock Purchase Plan, effective February 7, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on February 13, 2008)

10.20@	MISCOR Group, Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-141537))

10.21@	Employment Agreement dated September 30, 2005 between the registrant and John A. Martell (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.22@	Employment Agreement dated September 30, 2005 between the registrant and James M. Lewis (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.23@	Employment Agreement dated September 30, 2005 between the registrant and Richard J. Mullin (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.24	Employment Agreement dated September 30, 2005 between Magnetech Industrial Services, Inc. and William Wisniewski (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.25	Employment Agreement dated September 30, 2005 between Martell Electric, LLC and Anthony Nicholson (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.26	Asset Purchase Agreement dated August 9, 2000 between Magnetech Industrial Services, Inc., Trans Tech Electric, Inc. and Delta Star Electric, Inc. (incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.27	Asset Purchase Agreement dated as of November 26, 2004 between Martell Electric, LLC and Thompson, Inc. (incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

10.28	Security and Purchase Agreement dated May 31, 2006 among Laurus Master Fund, Ltd. and Magnetech Industrial Services of Alabama, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.29	Stock Pledge Agreement dated May 31, 2006 among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.30	Master Security Agreement among Laurus Master Fund, Ltd., the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.31	Mortgage granted by Magnetech Industrial Services of Alabama, LLC in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.32	Guaranty dated May 31, 2006 made by the registrant and certain subsidiaries of the registrant identified therein in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.33	Amended and Restated Subordination Agreement dated May 31, 2006 made among John Martell and Strasbourger Pearson Tulcin Wolff, Inc., as agent for the holders of subordinated convertible debentures, in favor of Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.34	Over advance Side Letter Agreement dated May 31, 2006 between Magnetech Industrial Services of Alabama, LLC and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

Exhibit Number	Description

10.35	Funds Escrow Agreement dated May 31, 2006 among the registrant, Loeb & Loeb LLP and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.36	Funds Escrow Disbursement Letter/Joint Instructions dated May 31, 2006 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

10.37	Commercial Lease effective January 1, 2007, between Martell Electric, LLC and Martell Properties LLC (incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-137940))

10.38	Line of Credit Agreement, dated March 9, 2007, by and among MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, Martell Electric LLC and MFB Financial (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.39	Promissory Note dated March 9, 2007, made by MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC and Martell Electric LLC for MFB Financial (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.40	Form of Commercial Security Agreement dated March 9, 2007, entered into between each of MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, and Martell Electric LLC, on the one hand, and MFB Financial, on the other hand (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.41	Form of Guaranty dated March 9, 2007, entered into between each of MISCOR Group, Ltd., HK Engine Components, LLC, Magnetech Industrial Services, Inc., Magnetech Power Services, LLC, and Martell Electric LLC, on the one hand, and MFB Financial, on the other hand (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.42	Insider Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., HK Engine Components, LLC, MFB Financial and John A. Martell (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.43	Subordination Agreement dated March 9, 2007, by and among MISCOR Group, Ltd., MFB Financial, and the holders of certain subordinated secured convertible debentures (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on March 15, 2007)

10.44	Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to BDeWees, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.45	Promissory Note dated November 30, 2007, issued by Magnetech Industrial Services, Inc., to XGen III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.46	Lease between 3-D3E Ltd., Landlord, and 3-D Service, Ltd., Tenant, and Guaranty of MISCOR Group, Ltd., dated November 30, 2007 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.47*	Securities Purchase Agreement dated November 30, 2007, by and among Tontine Capital Partners, L.P., Tontine Capital overseas Master Fund, L.P., and MISCOR Group, Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.48	Amended and Restated Registration Rights Agreement dated November 30, 2007, by and between MISCOR Group, Ltd., Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

Exhibit Number	Description

10.49	Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and BDeWees, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.50	Commercial Security Agreement dated November 30, 2007, between 3-D Service, Ltd., and XGen III, Ltd. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.51@	Employment Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Bernard L. DeWees (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.52	Guaranty of Thomas J. Embrescia dated November 30, 2007 (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.53	Guaranty of Bernard L. DeWees dated November 30, 2007 (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.54	Non-Compete Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Bernard L. DeWees (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.55	Non-Compete Agreement dated November 30, 2007, between Magnetech Industrial Services, Inc., and Thomas J. Embrescia (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed by the registrant on December 5, 2007)

10.56*	Credit and Security Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.56a	Second Amendment to Credit and Security Agreement dated August 28, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.56a to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-154649))

10.56b	Fourth Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 14, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.56b of the registrant’s Annual Report on Form 10-K filed on April 15, 2009)

10.56c	Fourth Amendment to Credit and Security Agreement dated July 22, 2009 among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed July 28, 2009)

10.56d	Fifth Amendment to Credit and Security Agreement dated September 16, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 21, 2009)

10.56e	Sixth Amendment to Credit and Security Agreement dated January 14, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report or Form 8-K filed January 21, 2010)

10.56f	Letter Agreement dated September 8, 2009, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant, acknowledged and agreed to by the registrant and such subsidiaries on September 16, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 21, 2009)

10.56g	Consent and release by Wells Fargo Bank, National Association, dated March 15, 2010 (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.56h	Letter Agreement dated February 9, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.56i	Seventh Amendment to Credit and Security Agreement and Limited Waiver of Defaults dated April 15, 2010, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 15, 2010)

Exhibit Number	Description

10.57	Revolving Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.58	Real Estate Note dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.59	Real Estate Mortgage, Security Agreement and Assignment of Rents and Leases dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.61	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and 3-D Service, Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.62	Patent and Trademark Security Agreement dated January 14, 2008, between Wells Fargo Bank and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.63	Standby Letter of Credit Agreement dated January 14, 2008, among Wells Fargo Bank, the registrant and certain subsidiaries of the registrant identified therein (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.64	Subordination Agreement between Wells Fargo Bank and John A. Martell (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.65	Subordination Agreement between Wells Fargo Bank and Strasbourger, Pearson, Tulcin, Wolffe, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.66	Subordination Agreement among Wells Fargo Bank, BDeWees, Inc., and XGen III, Ltd. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed by the registrant on January 18, 2008)

10.67	Lease Agreement dated January 16, 2008, between Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.68	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.69	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Richard Rizzieri (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.70	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Thomas Coll (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.71	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Gary Walsh (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.72	Non-Compete Agreement dated January 16, 2008, between American Motive Power, Inc., and Joseph Fearon (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.73	Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

10.74	Prior Contract Termination Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh, LMC Industrial Contractors, Inc., LMC Power Systems, Inc., Dansville Properties, LLC and American Motive Power, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed by the registrant on January 23, 2008)

Exhibit Number	Description

10.76	Purchase Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.77	Lender’s Receipt and Acknowledgement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.78	Security Agreement dated February 3, 2010, among Magnetech Industrial Services, Inc. and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.79	Indemnification Agreement dated February 3, 2010, among John A. Martell and Bonnie Martell and the registrant(incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.80	Amendment No. 1 to Employment Agreement dated February 3, 2010, among John A. Martell and the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.81	AMP Stock Purchase Agreement dated March 8, 2010, between LMC Transport, LLC, and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.82	Release of Tenant Guaranty made by Dansville Properties, LLC, in favor of the registrant and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.83	Release of Landlord Guaranty made by American Motive Power, Inc. in favor of Lawrence Mehlenbacher (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.84	Lease Agreement dated January 16, 2008, between Dansville Properties, LLC, and American Motive Power, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.85	Mutual Release of January 2008 Obligations among the registrant, American Motive Power, Inc., and certain affiliates of LMC Transport, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on form 8-K filed on March 15, 2010)

10.86	AMP Stock Purchase Agreement dated January 16, 2008, among Lawrence Mehlenbacher, Joseph Fearon, Thomas Coll, Richard Rizzieri, Gary Walsh and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.87	Non-Compete Agreement dated January 16, 2008, between Lawrence Mehlenbacher and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.88	Non-Compete Agreement dated January 16, 2008, between Richard Rizzieri and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.89	Non-Compete Agreement dated January 16, 2008, between Thomas Coll and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.90	Mutual Services Agreement dated January 16, 2008, among American Motive Power, Inc., LMC Power Systems, Inc., LMC Industrial Contractors, Inc., and Dansville Properties, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed by the registrant on January 16, 2008).

10.91	Ninth Amendment to Credit and Security Agreement, dated June 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 6, 2011)

Exhibit Number	Description

10.92	Extension of Ninth Amendment to Credit and Security Agreement, dated August 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.93	Extension of Ninth Amendment to Credit and Security Agreement, dated September 29, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.94	Extension of Ninth Amendment to Credit and Security Agreement, dated October 7, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2011)

10.95	Extension of Ninth Amendment to Credit and Security Agreement, dated October 28, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2011).

10.96	Extension of Ninth Amendment to Credit and Security Agreement dated November 17, 2011 by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011).

10.97	Tenth Amendment to Credit and Security Agreement, dated , November 30, 2011, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.98	Term Note, dated November 30, 2011, issued by MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC, payable to Wells Fargo, N.A. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.99	Loan Extension and Modification Agreement, dated November 30, 2011, among BDeWees, Inc. and Miscor Group Ltd. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.100

Loan Extension and Modification Agreement, dated November 30, 2011, among XGen III Ltd. And Miscor Group Ltd. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.101	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd. payable to BDeWees, Inc. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on
Form 8-K filed on December 6, 2011)

10.102	Amended and Restated Promissory Note, dated November 30, 2011, issued by Miscor Group Ltd., payable to XGen III Ltd. (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on
Form 8-K filed on December 6, 2011)

10.103	Amended and Restated Subordination Agreement, dated November 30, 2011, among BDeWees, Inc. and XGen III, Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.96 to the registrants Current Report on Form 8-K filed on December 6, 2011)

10.104	Amended Promissory Note, dated November 30, 2011, issued by Miscor Group, Ltd., payable to John A. Martell (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.105	Mutual Release, dated November 30, 2011, among Miscor Group, Ltd., Martell Electric, LLC, Ideal Consolidated, Inc., John A. Martell, and Bonnie Martell (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

Exhibit Number	Description

10.106	Amended and Restated Subordination Agreement, dated November 30, 2011, executed John A. Martell, acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.107	Agreement for Subordination of Security Interest and Payment of Debt, dated November 30, 2011, among John A. Martell, BDeWees, Inc., and XGen III Ltd., acknowledged by Miscor Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC (incorporated by reference to Exhibit 10.96 to the registrant’s Current Report on Form 8-K filed on December 6, 2011)

10.108	Eleventh Amendment to Credit and Security Agreement, dated , November 28, 2012, by and among MISCOR Group, Ltd., Magnetech Industrial Services, Inc., and HK Engine Components, LLC as Borrowers and Wells Fargo Bank, National Association as Lender (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 30, 2012)

10.109	Loan Agreement, dated December 24, 2012, issued by MISCOR Group, Ltd., payable to PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.110	Committed Line of Credit Note, dated December 24, 2012, issued by MISCOR Group Ltd., payable to PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.111	Term Note, dated December 24, 2012, issued by MISCOR Group Ltd., payable to PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.112	Security Agreement, dated December 24, 2012, issued by MISCOR Group Ltd., to PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.113	Security Agreement, dated December 24, 2012, issued by Magnetech Industrial Services, Inc. to PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.114	Security Agreement, dated December 24, 2012, issued by HK Engine Components, LLC, to PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.115	Guaranty Agreement, dated December 24, 2012, issued by Magnetech Industrial Service, Inc., to PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.116	Guaranty Agreement, dated December 24, 2012, issued by HK Engine Components, LLC, to PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.117	Base Borrowing Rider, dated December 24, 2012, issued by MISCOR Group, Ltd., to PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.118	Reimbursement Agreement for Commercial Letter(s) of Credit, dated December 24, 2012, issued by MISCOR Group, Ltd., to PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.119	Reimbursement Agreement for Standby Letter(s) of Credit, dated December 24, 2012, issued by MISCOR Group, Ltd., to PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.120	Resolutions for Extensions of Credit and Incumbency Certificate, dated December 24, 2012, issued by MISCOR Group, Ltd., to PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.121	Resolutions for Extensions of Credit and Incumbency Certificate, dated December 24, 2012, issued by Magnetech Industrial Services, Inc., to PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

Exhibit Number	Description

10.122	Resolutions for Extensions of Credit and Incumbency Certificate, dated December 24, 2012, issued by HK Engine Components, LLC., to PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.123	Open-End Mortgage, Assignment of Rents and Leases and Security Agreement, dated December 24, 2012, issued by Magnetech Industrial Services, Inc., to PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on December 28, 2012)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354)).

21.1	Subsidiaries of the registrant

23.1	Consent of BDO USA, LLP

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32.1	Section 1350 Certifications by Principal Executive Officer

32.2	Section 1540 Certification by Principal Financial Officer

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	MISCOR has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. MISCOR will furnish a copy of any omitted schedule or similar attachment to the Commission upon request.
@	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISCOR GROUP, LTD.

March 15, 2013	By:	/s/ Michael P. Moore
Michael P. Moore, President and Chief Executive Officer, Director (Principal Executive Officer)

March 15, 2013	By:	/s/ Marc Valentin
Marc Valentin, CPA, CGMA Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. MARTELL	Chairman of the Board	March 15, 2013
John A. Martell

/s/ MICHAEL D. TOPA	Director	March 15, 2013
Michael D. Topa

/s/ WILLIAM J. SCHMUHL, JR.	Director	March 15, 2013
William J. Schmuhl, Jr.