Form 10-K/A
period 2012-12-31
MISCOR GROUP, LTD.
filed 2013-04-19
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

As of April 17, 2013, there were 11,684,987 shares outstanding of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amended Form 10-K”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission on March 15, 2013 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amended Form 10-K to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Part III, Items 10 through 14 of Part III of the Original Form 10-K, are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Among other things, and without limiting the foregoing, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that occurred, or facts that have become known, after the date of the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-k.

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about our long-term goals, financial condition, results of operations, earnings, business strategy, plans, and objectives.

Forward-looking statements do not relate strictly to historical or current facts. These statements usually can be identified by the use of forward-looking language such as “our goal,” “our objective,” “our plan,” “will likely result,” “expects,” “plans,” “anticipates,” “projects,” “believes,” or other similar words expressions or conditional verbs, such as “may,” “will,” “would,” “could,” and “should.” We have based these forward-looking statements largely on our current expectations about, and perspectives on, future events and financial trends that we believe may affect our financial condition, results of operations, earnings, business strategies, plans, and objectives. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions that could cause actual results and outcomes to differ materially from their descriptions.

ii

iii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of December 31, 2012, are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors and executive officers. The Board of Directors did not select any current director or executive officer pursuant to any arrangement or understanding between a current director and any other person.

William J. Schmuhl, Jr. (age 69) has been a director of our company and a member of the Compensation Committee of our Board since October 2005. Since August 2001, Mr. Schmuhl has been a member of the teaching faculty in the Mendoza College of Business at the University of Notre Dame. He also serves as Chairman of the Board of Directors of Heywood Williams USA, Inc., a manufacturer and distributor of products for the manufactured housing and recreational vehicle industries, where he has served since 1996. Mr. Schmuhl is also a director of JSJ Corporation, a manufacturer of automotive parts, furniture, and specialty products, and Rieth-Riley Construction Co., Inc., a paving contractor. Mr. Schmuhl chairs the audit committees of the boards of directors of JSJ Corporation and Rieth-Riley Construction Co., Inc. Mr. Schmuhl served as a director of Heywood Williams Group, PLC, a UK-based specialty distributor, until November 2009. He is an attorney and certified public accountant.

Mr. Schmuhl’s educational and professional background in finance and accounting have made him an invaluable resource to the Board on all financial matters. His professional work as Chief Executive Officer for over 10 years in manufacturing and distribution has also given him insight to help guide the Board on operational decisions and has proven valuable to the Board in considering strategic alternatives. Mr. Schmuhl’s service on boards of directors of other companies, including other publicly traded companies, has also been a valuable resource. Although the Board does not have a separate audit committee, it has designated Mr. Schmuhl as our “audit committee financial expert” as defined under SEC rules. Mr. Schmuhl is also “independent” under the listing standards of The NASDAQ Stock Market which, for the purpose of determining the independence of audit committee members, also incorporate the standards of the SEC included in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. Mr. Schmuhl’s term as director will expire in 2013.

John A. Martell (age 57) is the founder of our company, has been Chairman of the Board since April 2004, and was Chief Executive Officer and President from April 2004 until February 3, 2010. Mr. Martell is currently the President and owner of Martell Electric, LLC (“Martell Electric”). Mr. Martell was Chief Executive Officer of our subsidiary Magnetech Industrial Services, Inc. from November 2001 until February 3, 2010, and President of our subsidiary HK Engine Components, LLC from February 2005 until February 3, 2010. On February 3, 2010, we sold our Construction and Engineering Services business, consisting of Ideal Consolidated, Inc., of which Mr. Martell had been President since October 2008, and Martell Electric, of which Mr. Martell had been President since December 2001, to Mr. Martell and his wife. Mr. Martell is registered as a Professional Engineer in Indiana and Michigan.

Mr. Martell’s educational and professional background in electrical engineering make him uniquely suited to guide evaluation of technical matters before the Board. Mr. Martell’s educational and professional experience in business management have served as resources in personnel matters. His term as director will expire in 2015.

Michael D. Topa (age 56) joined the company in May 2009 as MISCOR’s treasury consultant and was MISCOR’s interim Chief Financial Officer from June 2009 until his resignation effective December 31, 2010. Mr. Topa was appointed to serve as a member of the Company’s Board of Directors on January 21, 2010. Currently, Mr. Topa is CFO of Towne Air Freight, Inc., a leading asset-light provider of premium air cargo ground transportation services and logistics management solutions, headquartered in South Bend, Indiana.

Prior to joining the Company, from 2008 to 2009, Mr. Topa served as Chief Financial Officer of Atwood Mobile Products LLC, an Elkhart, Indiana-based manufacturer of doors, windows, and appliances for the RV industry. Mr. Topa served as Chief Financial Officer and then Chief Executive Officer of Composite Technology, Inc., a company specializing in bonded structure repairs operating world-wide and headquartered in Dallas, Texas, until 2006. After the merger of Composite Technology, Inc. into Keystone Ranger Holdings and its eventual sale to Sikorsky Helicopter Aircraft Corporation, Mr. Topa served as advisor to a number of companies, including as President of Advanced Repair Technology LLC, an advanced technology services company based in Dallas, Texas, and as Managing Director of Evans Composites, Inc., a company specializing in composite and metal component repair and overhaul and also based in Dallas. Mr. Topa holds a certified public accountant license from the State of Ohio.

Mr. Topa’s educational and professional background in finance and accounting add depth and breadth to the Board’s ability to process and analyze financial information. Mr. Topa’s professional experience as a business manager and an entrepreneur provides a basis for his insight and guidance on issues of business strategy. Mr. Topa’s international business experience and professional network provide an additional perspective on MISCOR’s international sales. Mr. Topa’s term as a director of MISCOR will expire in 2014.

Michael P. Moore, age 56, joined the company on June 14, 2010, and serves as President and Chief Executive Officer of MISCOR Group Ltd., Magnetech Industrial Services, and HK Engine Components and was appointed to the Company’s Board of Directors in 2011. He formerly served as president of Emerald Performance Materials, a Lubrizol divestiture and leading supplier of niche chemicals to the automotive, food, textile, and other industrial and consumer markets with annual revenues of approximately $400 million. Mr. Moore has extensive experience in manufacturing services, operations, and business having held a variety of senior positions in Lubrizol, Noveon, and BF Goodrich. Mr. Moore has a Bachelor of Science in Chemical Engineering from The Ohio State University and a Masters of Business Administration from Baldwin Wallace College.

Mr. Moore’s educational and professional background as an engineer and in a variety of senior manufacturing and commercial positions has helped the company begin to turn its economic performance around and has added depth and breadth to the Board’s technical and operational expertise. His term as director will expire in 2014.

Marc Valentin, CPA, CGMA, age 45, joined the Company in October of 2010 as Corporate Controller and was promoted to Chief Accounting Officer on January 4, 2011, effective January 1, 2011. Prior to joining the Company, from 2007 to 2010, Mr. Valentin served as the Vice President of Finance for Maverick Corporate Management, LLC, a Smithville, Ohio fabricator of steel products for agriculture, energy, and food processing. From 2004 to 2007, he served as Senior Vice President and Chief Financial Officer of National Bancshares Corporation/First National Bank of Orrville, Ohio, a community bank. From 1996 to 2004, Mr. Valentin served as Business Unit Controller of Bekaert Corporation/Contours, Ltd., an Orrville, Ohio manufacturer of cold-drawn and cold-rolled wire products. Mr. Valentin has served as a director on a number of not-for-profit boards in Medina and Wayne counties of Northeast Ohio, including Hospice of Wayne County, Ohio, the Orrville Chamber of Commerce, and Dunlap Memorial Hospital. Mr. Valentin is a certified public accountant licensed in the State of Ohio and has a Bachelor of Science in Accounting from The University of Akron.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our common stock to file reports with the SEC regarding their ownership of, and transactions in, our common stock. Our directors, executive officers, and 10% shareholders are also required to furnish us with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of the reports that we received, and on written representations from certain reporting persons, we believe that the Section 16(a) filing requirements applicable to our directors, executive officers, and 10% shareholders were satisfied in a timely manner during 2012.

Corporate Governance

We are committed to maintaining good corporate governance practices and adhering to high standards of ethical conduct. The Board regularly reviews its governance procedures to ensure compliance with rapidly changing laws, rules, and regulations that govern our business.

Leadership Structure

Our Board of Directors has considered whether the same individual should serve as both chief executive officer and chairman of the board of a public company, but has not adopted a policy regarding this issue. The Board believes that the decision as to who should serve as Chairman and CEO of MISCOR, and whether the offices should be combined or separated, is properly the responsibility of the Board, and that the Board should not be restricted in carrying out that responsibility.

From our inception until June 18, 2010, we had the same person serving as President, Chief Executive Officer, and Chairman of the Board. Since June 18, 2010, when Michael P. Moore became our President and Chief Executive officer after John A. Martell resigned those positions while remaining Chairman of the Board, we have benefited from Mr. Martell’s continued involvement as Chairman of the Board and the addition of Michael P. Moore as President, Chief Executive Officer, and member of the Company’s Board. Mr. Moore’s service has provided MISCOR with a new leader, one with extensive experience in other businesses and industries and unique set of skills to help the Company pursue its objectives and meet its needs.

The Board has not designated one of its members as a lead independent director, although it may do so in the future.

Risk Management Functions of the Board of Directors

As a part of its oversight function, our Board of Directors monitors how management operates MISCOR. When granting authority to management, approving strategies, and receiving management reports, the Board considers, among other things, the risks and vulnerabilities that we face. The Board considers risk issues associated with our overall financial reporting and disclosure process and legal compliance, as well as reviewing policies on risk control assessment and accounting risk exposure. The Board also oversees financial, capital, and insurance risks facing our business. We do not have a separate risk management committee, either as part of the Board or made up of officers and employees, because of the size of our Board and because the Board already includes our former President and Chief Executive Officer, John A. Martell, and our former interim Chief Financial Officer, Michael D. Topa. Our Board also meets regularly with counsel to review and evaluate the legal and other risks that we face.

Meetings of the Board of Directors

During 2012, our Board of Directors met thirteen times and took action by written consent three times. No director attended less than 75% of the Board meetings or the meetings of any committee on which he served during 2012. The Board does not have a formal policy regarding director attendance at the 2013 Annual Meeting of Shareholders; however, each director has indicated that he intends to attend the meeting. We will make all appropriate arrangements for directors who attend. All of our directors attended our 2012 Annual Meeting of Shareholders.

Committees of the Board of Directors

Audit Committee Function. Our Board of Directors does not have a separate audit committee. Rather, the functions typically performed by an audit committee are performed by our entire Board. This arrangement allows each of our directors to participate in, and contribute to, these important functions and increases their familiarity with our business and operations. The Board of Directors believes the involvement of all directors in our audit committee functions provides improved oversight to these functions. The Board performs its audit committee function without a specific charter. Although the Board does not have a separate audit committee, it has designated Mr. Schmuhl as our “audit committee financial expert” as defined under SEC rules. Mr. Schmuhl is also “independent” under the listing standards of the

NASDAQ Stock Market which, for purposes of determining the independence of audit committee members, also incorporate the standards of the SEC included in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The other members of our Board, Messrs. Martell, Topa, and Moore, are not independent under these standards.

Nominating Committee Function. Our Board of Directors does not have a separate nominating committee. Rather, our entire Board performs the functions typically performed by a nominating committee. This allows each director to be involved in the process of identifying and assessing nominees and any appropriate qualification standards. The Board performs its nominating committee function without a specific charter. Mr. Schmuhl is “independent” under the listing standards of the NASDAQ Stock Market, and the other members of our Board, Messrs. Martell, Topa, Moore, are not independent under such standards.

The Board of Directors has not set specific, minimum qualifications that nominees must meet to be nominated for election to the Board. Instead, the Board evaluates each nominee based on his or her individual merits, taking into account our needs and the composition of the Board of Directors. The Board seeks input from individual members of the Board in identifying possible candidates and, in its discretion, may engage one or more search firms to assist in the recruitment of director candidates. The Board will consider candidates recommended by shareholders against the same criteria as nominees not proposed by shareholders.

We recognize that the strength and effectiveness of our Board of Directors reflect the balance, experience, and diversity of the individual directors, their commitment, and, importantly, the ability of the directors to work effectively as a group in carrying out their responsibilities. While the Board has not set specific minimum qualifications or specific criteria that director candidates must meet to be nominated for election, the Board evaluates each candidate based on his or her individual merits and background, taking into account our needs and the current composition of the Board of Directors. Because the Board acts as a whole in performing nominating committee functions rather than through a committee, the Board has determined that a policy to ensure delegation of authority is acted on appropriately is not necessary. The Board does seek to nominate individuals whose skills, educational background, business experiences, and professional expertise, in areas such as engineering, operations, and finance, will complement those of our existing directors and offer industry knowledge, insight, or expertise that is relevant or important to our business and its specific needs and contribute to a well-rounded and diversified Board. The Board evaluates these and other factors as it considers each director candidate and periodically examines the effectiveness of its director nomination criteria and process in producing candidates who can contribute to our success.

Compensation Committee. The Board of Directors established the Compensation Committee and adopted a committee charter in October 2005. The Compensation Committee’s charter is available on our website at http://www.miscor.com. The current members of the Compensation Committee are Mr. Topa (Chairman) and Mr. Schmuhl. Mr. Schmuhl is “independent” under the listing standards of The NASDAQ Stock Market, and Mr. Topa is not. The Compensation Committee met three times in 2012.

The Compensation Committee reviews and approves our compensation goals and objectives for our Chief Executive Officer and our other executive officers. The Compensation Committee evaluates the performance of our executive officers in light of those goals and objectives, and determines and approves the appropriate level and structure of the executive officers’ compensation based on this evaluation. The Compensation Committee also makes recommendations to the full Board of Directors regarding compensation of our directors, and recommends and directs the implementation and administration of our incentive and equity-based compensation plans.

Michael P. Moore, our Chief Executive Officer and President, evaluates the performance of each of the other executive officers annually. He confers with the Compensation Committee and makes compensation recommendations for each executive officer’s total compensation. The Compensation Committee can adopt or amend the recommendations of Mr. Moore.

In determining and approving the salaries of our executive officers, the Compensation Committee may access and review compensation data for comparable industrial and manufacturing companies in the Midwest. In determining 2012 compensation, the Compensation Committee did not elect to review any such surveys. The Compensation Committee has the authority under its charter to retain outside consultants or advisors to assist the Committee. The Compensation Committee elected not to engage outside consultants or advisors in 2012. The Compensation Committee meets annually, or on an as-needed basis, to review the compensation of all executive officers.

Communications with the Board of Directors

Shareholders interested in communicating with a director or with the directors as a group, or persons interested in communicating complaints concerning accounting, internal controls or auditing matters to the Board of Directors, may do so by writing, to the attention of our Secretary, MISCOR Group, Ltd., 800 Nave Rd., SE, Massillon, Ohio 44646. Our Board of Directors has implemented a process for handling correspondence addressed to a member or members of the Board that the Company receives. Under that process, our Secretary has been instructed to promptly forward to the Board copies of all communications that, in the opinion of the Secretary, deal with the functions of the Board or committees of the Board, or that he otherwise determines require their attention.

Code of Ethics

We have adopted the MISCOR Group, Ltd. Code of Business Conduct and Ethics, a code of ethics that applies to, among others, the President and Chief Executive Officer and the Chief Accounting Officer. The code of ethics is filed as Exhibit 14.1 to this Amended Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table presents information for compensation awarded to, earned by, or paid to the named executive officers for our fiscal years ended December 31, 2012 and 2011.

Summary Compensation Table for 2012 and 2011

Name and Principal Position	Year	Salary ($)	Stock Awards ($) [1]	Option Awards ($) [1]	Non-Equity Incentive Plan Compensation ($) [2]	Other Compensation ($)		Total ($)

Michael P. Moore President and Chief Executive Officer	2012	$185,156	$30	$1,113	$18,000	$9,783	[3]	$214,082
	2011	$180,000	—	—	—	$9,556	[3]	$189,556

Marc Valentin, CPA, CGMA Chief Accounting Officer	2012	$105,000	$30	$779	$10,000	—		$115,809
	2011	$105,000	—	—	—	—		$105,000

(1)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). Because the stock and option awards are subject to vesting conditions, the values shown are based on the probable outcome of these conditions. We have made certain assumptions in determining the fair value of the stock and option awards. We discuss these assumptions under the captions 2005 Stock Option Plan and 2005 Restricted Stock Purchase Plan in Note I to our financial statements, which are included in our annual report that accompanies this proxy statement and are deemed part of this disclosure.
(2)	Represents awards made by the Board of Directors to each individual, based on the individuals employment agreements.
(3)	Includes automobile allowance of $9,783 in 2012 and $9,556 in 2011.

Option Grants

On February 29, 2012, Mr. Moore received options to purchase 10,000 shares of MISCOR common stock granted under the Company’s 2005 Stock Option Plan. On February 29, 2012, Mr. Valentin received options to purchase 7,000 shares of MISCOR common stock granted under the Company’s 2005 Stock Option Plan.

There was no option grants awarded during 2011.

Restricted Stock Grants

On December 18, 2012, Messrs. Moore and Valentin each received rights to purchase 3,000 shares of restricted stock for $0.01 per share granted under the Company’s 2005 Restricted Stock Purchase Plan. Both Mr. Moore and Mr. Valentin exercised these rights on December 21, 2012.

There were no restricted stock grants awarded during 2011.

Equity Compensation Plans

2005 Stock Option Plan. Our Board of Directors adopted the 2005 Stock Option Plan in August 2005, and it was later approved by our shareholders. The Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, and non-statutory stock options to our executive employees who are materially responsible for the management and operation of our business and to our directors.

A total of 200,000 shares of common stock (post-Reverse Stock Split) are reserved for issuance under the Plan. This number is subject to adjustment as a result of a stock split, combination of shares, recapitalization, merger, or other transaction resulting in a change in our shares. If any option expires or is otherwise terminated, unexercised shares subject to the option become available for future option grants under the Plan. Dividends on shares purchased under the Plan are payable when, and if, declared by the Board of Directors.

The Plan is administered by our Board of Directors or a committee of the board designated for that purpose. The grants described above were approved by our full Board of Directors, which has since designated the Compensation Committee of the Board to act as administrator of the Plan. The administrator has the power to determine the persons eligible to participate in the Plan and the terms of each option, including the exercise price, the number of shares subject to the option, whether the option is an incentive stock option, or a non-statutory option, and the duration of the option.

The Plan provides that no option may have duration longer than five years and that an outstanding option may be deemed cancelled upon, or within certain prescribed periods after, termination of employment or removal as a director, as applicable, depending on the reason for such termination or removal. In addition, after a change in control of our company, options granted under the Plan will be immediately exercisable in full, and any option holder employed as of the date of the change of control will have 30 days after such date to exercise his or her option. The Plan defines a change of control as any merger or consolidation of our company the result of which is that holders of our voting capital stock hold less than 50% of the voting capital stock of the surviving entity, the sale, lease or, transfer of all or substantially all of our assets, or approval by our shareholders of a plan of liquidation or dissolution of our company.

As of December 31, 2012, options to acquire a total of 220,000 shares have been granted to participants, of which 138,000 have been forfeited, leaving 118,000 shares available for future option grants under the Plan. During 2011, no options were granted under the Plan.

Restricted Stock Purchase Plan. Our Board of Directors adopted the 2005 Restricted Stock Purchase Plan in August 2005, and it became effective as of September 30, 2005. The purpose of the Plan is to attract and retain directors, officers, and key employees of MISCOR and instill in them a personal financial interest in causing the equity of MISCOR to grow throughout their careers. We intend on accomplishing these goals by giving eligible directors, officers, and key employees the opportunity to purchase shares of MISCOR’s common stock under the Plan. We believe this provides participants in the plan with an increased incentive to work for the success of MISCOR and promotes our long term interests and those of the participants. The Compensation Committee of our Board administers the Plan.

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

Those directors, officers, and key employees of MISCOR and of each of MISCOR’s subsidiaries who are designated by the Compensation Committee for participation in the Plan are eligible to be issued shares of restricted stock under the Plan. If a participant’s employment is terminated within three years after the shares are purchased for any reason other than death or disability, the participant must sell the restricted shares back to the company for the original price, which may be zero. If a participant’s employment is terminated during the three-year restriction period as a result of death or disability or after the expiration of the restriction period for any reason, the participant must sell the restricted shares back to the Company at their fair market value (which generally will be equal to an average of the closing bid and asked prices of the Company’s common stock as quoted on the OTCQB for the five days immediately preceding the date of termination of employment). In the event of a sale of the Company or the Company’s liquidation, the foregoing restrictions will lapse. Any other transfer or attempted transfer of a participant’s shares except as described above will be null and void. The Plan defines a sale of the Company as the sale of all of our capital stock (whether by direct sale or through a merger, share exchange, or other business combination) or the sale of substantially all of our assets.

As of December 31, 2012, 58,700 shares of restricted stock were granted to participants under the Plan, of which 30,700 were forfeited and 6,000 shares were repurchased, leaving 78,000 shares available for future offers and issuance under the Plan. During 2011, no shares of restricted stock were granted to participants under the Plan. During 2011 no shares of restricted stock were granted under the Plan.

Outstanding Equity Awards at Fiscal Year End 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable [1]	Number of Securities Underlying Unexercised Options (#) Unexercisable [1]	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#) [2]		Market Value of Shares or Units of Stock That Have Not Vested ($) [5]

Michael P. Moore	25,000	60,000	$0.35	6/18/15	[6]	13,000	[3]	$13,390
Marc Valentin, CPA, CGMA	—	7,000	$0.35	2/28/16		3,000	[4]	$3,090

(1)	Represents options awarded under the 2005 Stock Option Plan by the Compensation Committee of our Board of Directors. The options may be deemed cancelled upon, or within certain prescribed periods after, termination of employment, depending on the reason for such termination. In the event of any change in control of MISCOR, options granted under the plan become immediately exercisable in full, and any option holder employed as of the date of the change of control will have 30 days after such date to exercise his or her option. The options are exercisable in 25% cumulative increments on and after the first four anniversaries of their grant date.
(2)	Under the 2005 Restricted Stock Purchase Plan, shares of restricted stock may be forfeited during the three-year period after purchase upon a termination of employment for any reason other than death or disability.
(3)	Represents shares 10,000 and 3,000 issued pursuant to an accepted offer to purchase such shares at a nominal price equal to $0.025 per share and $0.01 per share, respectively, under the 2005 Restricted Stock Purchase Plan. Dividends are payable on these shares when, and if, declared by the Board of Directors. The transfer and forfeiture restrictions applicable to these shares lapse on the third anniversary of the date the restricted shares were initially purchased.

(4)	Represents shares issued pursuant to an accepted offer to purchase such shares at a nominal price equal to $0.01 per share under the 2005 Restricted Stock Purchase Plan. Dividends are payable on these shares when, and if, declared by the Board of Directors. The transfer and forfeiture restrictions applicable to these shares lapse on the third anniversary of the date the restricted shares were initially purchased.
(5)	Based on the $1.03 closing price of our common stock on December 31, 2012.
(6)	In addition to the 50,000 options expiring on June 18, 2015, Mr. Moore also holds 10,000 options expiring February 28, 2016.

Employee Stock Purchase Plan

Our Board of Directors adopted the Employee Stock Purchase Plan as of January 1, 2007, and it became effective on March 23, 2007. The Plan, which is tax qualified, was approved by our shareholders, and is administered by the Compensation Committee of our Board. The purpose of the Plan is to provide a benefit and retention incentive to eligible employees by providing them with the opportunity to purchase shares of our common stock at a discounted price. All of our and our subsidiaries’ employees are eligible to participate in the Plan, other than any employee who is employed for less than six months, works less than 20 hours per week, or is an officer who is also a “highly compensated employee” within the meaning of the Internal Revenue Code.

Our Board reserved 640,000 shares of our common stock for issuance under the Plan, subject to adjustment if the outstanding shares of common stock changes due to any reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, or similar transaction. We may issue up to 64,000 shares under the Plan during any calendar year. The Plan will terminate on December 31, 2016 or, if earlier, when participants have purchased all of the shares reserved for issuance under the Plan.

Eligible employees elect to participate in the Plan through regular payroll deductions, on an after-tax basis, of between 2% and 8% of total compensation. The annual maximum deduction per employee is $5,000. Each quarter, we offer shares to eligible employees under the Plan. At the end of each offering period, we use all the contributions in the participating employees’ respective accounts to purchase common stock at a price equal to 90% of the fair market value of the stock on the first day of the offering period or last day of the offering period, whichever is less. After each offering period the purchased shares are issued to the respective participating employees, who have all the rights and privileges of a shareholder with respect to such shares.

We issued zero (0) shares of our common stock to participating employees for payroll deductions withheld during 2011 and 2012. While 558,867 shares remain available for issuance under the Plan, we suspended indefinitely the operation of, and employee participation in, the Plan on September 30, 2009.

401(k) Plan

In 2002, our Board of Directors adopted the Magnetech 401(k) Plan for non-union employees, which is intended to be a tax-qualified defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the Plan, eligible employees may elect to contribute up to 75% of their eligible compensation as salary deferral contributions to the Plan, subject to certain statutorily prescribed limits. In addition, eligible employees may elect to contribute an additional amount of their eligible compensation as a catch-up contribution to the Plan, provided that such eligible employees are anticipated to reach age 50 before the end of the applicable year and subject to certain statutorily prescribed limits.

The Plan also permits, but does not require, that we make discretionary matching contributions. We made discretionary matching contributions to the Plan in 2008. Because the Plan is a tax-qualified plan, we can generally deduct contributions to the Plan when made, and such contributions are not taxable to participants until distributed from the Plan. Pursuant to the terms of the Plan, participants may direct the trustees to invest their accounts in selected investment options.

We also have adopted a 401(k) plan for union employees.

Employment Agreements

Michael P. Moore. On June 14, 2010, we entered into an employment agreement with Michael P. Moore, our new Chief Executive Officer and President, for an initial one-year term. Upon the expiration of the initial one-year term, the agreement automatically extended for successive one-year periods unless (i) at least three months written notice of termination or intent to renegotiate is given by either party prior to the end of the initial term or any anniversary date thereafter or (ii) the agreement is earlier terminated due to Mr. Moore’s termination of employment, retirement, death, or disability.

Under the agreement and subsequent amendments thereto, Mr. Moore receives an annual base salary of $185,400. He is eligible to receive an annual incentive bonus of up to 40% of his base salary, payable once per year. The incentive bonus will be based on certain performance criteria set forth in the agreement. MISCOR also provides Mr. Moore with a car allowance of $750 per month and a company fuel card. Mr. Moore also received options to purchase 50,000 shares of MISCOR’s common stock granted under MISCOR’s 2005 Stock Option Plan and 10,000 shares of restricted stock granted under MISCOR’s Restricted Stock Purchase Plan.

Mr. Moore is entitled to receive the following severance benefits if his employment is terminated due to his death or disability, is terminated by MISCOR for Cause (as defined in the agreement), or is terminated by him without Good Reason (as defined in the agreement): his unpaid base salary through the date of termination (plus accrued vacation time) and MISCOR’s commitment to honor any vested obligations under MISCOR’s benefit plans applicable to him.

If Mr. Moore’s employment is terminated by MISCOR without Cause or is terminated by him for Good Reason, then he will receive his unpaid base salary through the end of the month during which termination occurs (plus accrued vacation time), plus base salary for six months. MISCOR also will maintain for Mr. Moore, for six months, all employee benefit plans in which he was entitled to participate immediately prior to his termination and pay up to $10,000 of outplacement services costs on behalf of Mr. Moore.

Mr. Moore is bound by non-competition and non-solicitation provisions that restrict him from competing with or soliciting customers or employees of MISCOR or any of its subsidiaries or affiliated entities for up to a maximum of six months following the date of his termination of employment. The agreement also imposes confidentiality restrictions on Mr. Moore and requires the compulsory assignment to MISCOR of all intellectual property produced by him during the term of his agreement and for one year after his termination.

Marc Valentin, CPA, CGMA. Mr. Valentin was promoted to Chief Accounting Officer on January 4, 2011, effective January 1, 2011, under a letter agreement appointing him as Controller effective October 25, 2010. Under that agreement, he is paid $105,000 per year, increased to $128,000 per year subsequent to December 31, 2012 and is eligible for a 20% bonus based on achievement of mutually agreed criteria. He participates in our benefit plans and is entitled to three weeks of paid vacation.

Compensation of Directors

We pay our non-employee directors $4,000 per quarter or $16,000 a year. We reimburse our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings. In addition, our directors are eligible to receive stock option grants under our 2005 Stock Option Plan and offers to purchase restricted stock under our 2005 Restricted Stock Plan.

Our director Michael P. Moore was employed by MISCOR as a named executive officer throughout 2012. Mr. Moore was not eligible for any compensation for his services as director.

The following table summarizes compensation awarded to our non-employee directors for 2012:

Director Compensation in 2012
Name	Fees Earned or Paid in Cash ($)[1]		Option Awards ($)[2]	Total ($)

John A. Martell	$22,917	[3]	—	$22,917

William J. Schmuhl, Jr.	$29,500	[4]	—	$29,500

Michael D. Topa	$25,869	[5]	—	$25,869

(1)	In 2012, we paid Mssrs. Martell, Schmuhl and Topa $16,000 each for attending regular meetings of the Board of Directors, $0 for attending meetings of the Compensation Committee.
(2)	No option awards were made under our 2005 Stock Option Plan during 2012 to Mssrs. Martell, Schmuhl and Topa.
(3)	In addition to compensation for attending regular meetings, Mr. Martell received payment of $6,917, which represents retainer for 2011 and pro-rated retainer for 2010.
(4)	In addition to compensation for attending regular meetings, Mr. Schmuhl received payment of $13,500, which represents retainer for 2011, 2010 and 2009.
(5)	In addition to compensation for attending regular meetings, Mr. Topa received payment of $9,869, which represents retainer for 2011 and 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table describes the shares of our common stock that the following persons beneficially owned as of the Record Date:

•	each of our current directors;

•	our Chief Executive Officer and our Chief Accounting Officer, each of whose total compensation during 2012 exceeded $100,000 (together as a group, the “named executive officers”);

•	all of our current directors and executive officers as a group; and

•	each other person known by us to beneficially own more than five percent of the outstanding shares of our common stock.

OWNERSHIP OF MISCOR STOCK

Information with respect to current directors, including the director nominee, and named executive officers is based on our records and data supplied by each of the current directors and named executive officers. Information with respect to beneficial owners of more than five percent of the outstanding shares of our common stock (other than any such beneficial owner who is also a named executive officer) is based on filings those persons have made with the SEC.

	Amount and Nature of Beneficial Ownership as of the Record Date [1]
Name of Beneficial Owner	Sole Voting and Investment Power	Shared Voting and Investment Power [2]	Total		Percent of Class [3]
Directors Who are Not Named Executive Officers
William J. Schmuhl, Jr. Current Director	10,000	—	10,000			*

John A. Martell Chairman of the Board and Director Nominee	—	2,738,800	2,738,800	[4]	23.4

Michael D. Topa Current Director	—	—	—			*

	Amount and Nature of Beneficial Ownership as of the Record Date [1]
Name of Beneficial Owner	Sole Voting and Investment Power	Shared Voting and Investment Power [2]	Total		Percent of Class [3]
Executive Officers
Michael P. Moore President and Chief Executive Officer	73,000	—	73,000	[5]		*

Marc Valentin, CPA, CGMA Chief Accounting Officer	10,000	—	10,000	[6]		*

All Directors and Executive Officers as a group (5 persons)	93,000	2,738,800	2,831,800	[4,5,6]	24.2

Other 5% Beneficial Owners
Jeffrey L. Gendell c/o Tontine Capital Management, L.L.C. 55 Railroad Avenue, 1st Floor Greenwich, Connecticut 06830	5,833,332	—	5,833,332	[7]	49.9

*	Represents less than 1.0% of the outstanding shares of our common stock calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. See footnote (3) below.
(1)	Includes shares personally owned of record and shares that, under applicable regulations, are considered to be otherwise beneficially owned.
(2)	Includes shares over which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust, or other contract or property right and shares held by spouses, children, or other relatives over whom the listed person may have influence by reason of relationship.
(3)	Based on, for each shareholder, 11,683,987 shares of our common stock issued and outstanding as of the record date plus, with respect to certain beneficial owners, the number of shares issuable upon exercise of stock options described herein.
(4)	In connection with the purchase by Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively, “Tontine”) of shares of our common stock, Mr. Martell granted to Tontine a limited irrevocable proxy to vote his shares of common stock in connection with certain matters described below under “Changes in Control.” On all other matters, Mr. Martell has sole voting power with respect to these shares. Mr. Martell has sole investment power with respect to these shares.
(5)	Includes option to purchase 10,000 restricted shares with a four-year cliff vesting for $0.35 per share should Mr. Moore continue as our employee, options to purchase 60,000 shares of our common stock with four-year cliff vesting for $0.35 per share and 3,000 shares of our common stock with a three-year restriction purchased through our 2005 Restricted Stock Purchase Plan for $0.01 per share.

(6)	Includes options to purchase 7,000 shares of MISCOR common stock with four-year cliff vesting should Mr. Valentin continue as our employee at an exercise price of $0.35 per share and 3,000 shares of our common stock with a three-year restriction purchased through our 2005 Restricted Stock Purchase Plan for $0.01 per share.
(7)	Includes 4,666,666 shares of common stock directly owned by Tontine Capital Partners, L.P. (“TCP”), 1,001,081 shares of common stock directly owned by Tontine Capital Overseas Master Fund, L.P. (“TMF”), and 165,585 shares of common stock directly owned by Tontine Capital Overseas Master Fund II, L.P. (“TMF-II”). Tontine Capital Management, L.L.C. (“TCM”) is the general partner of TCP, Tontine Capital Overseas GP, L.L.C. (“TCO”) is the general partner of TMF, and Tontine Asset Associates, L.L.C. (“TAA”) is the general partner of TMF-II. Mr. Gendell is the managing member of TCM, TCO, and TAA and in such capacity has voting and investment control over the shares of common stock owned by TCP, TMF, and TMF-II. Also includes shares of common stock held by John A. Martell with respect to which Mr. Martell granted to Tontine a limited irrevocable proxy to vote such in connection with certain matters described below under “Changes in Control.”

Changes in Control

Transactions. In separate transactions occurring on January 18, 2007, and November 30, 2007, we sold to Tontine an aggregate of 145,833,333 shares of our common stock, or 5,833,333 shares after giving effect to a 1-for-25 reverse stock split of our common stock which became effective on January 14, 2008. Before we sold shares to Tontine in the January 18, 2007 transaction, John A. Martell, then our Chief Executive Officer, President, and Chairman of the Board, beneficially owned 66.9% of our outstanding common stock. Immediately after the January 2007 stock sale, Mr. Martell beneficially owned 46.9% of the outstanding shares of common stock. Before we sold shares to Tontine in the November 30, 2007 transaction, Mr. Martell and Tontine beneficially owned approximately 37.9% and 33.2%, respectively, of the outstanding shares of common stock. Immediately after the November 2007 stock sale to Tontine and the issuance of our common stock in connection with a business acquisition funded in part by the proceeds of such sale to Tontine, Mr. Martell and Tontine beneficially owned approximately 32.0% and 52.5% of our outstanding shares of common stock, resulting in a change in control of MISCOR. As of December 31, 2012 Mr. Martell and Tontine beneficially owned 23.4% and 49.9%, respectively.

In connection with the stock sales described above, we and Mr. Martell granted the following rights to Tontine:

Board Designee(s).We granted Tontine the right to appoint members to our Board as follows:

•	if Tontine or its affiliates hold at least 10% of our outstanding common stock, Tontine has the right to appoint one member of our Board;

•	if Tontine or its affiliates hold at least 20% of our outstanding common stock and the Board consists of five or fewer directors, Tontine has the right to appoint one member of our Board; and

•	if Tontine or its affiliates hold at least 20% of our outstanding common stock and the Board consists of six or more directors, Tontine has the right to appoint two members of our Board.

Our Board currently consists of four directors. We also agreed that, for as long as Tontine has the right to appoint directors pursuant to the Initial Securities Purchase Agreement, the number of directors on our Board will not exceed seven. Tontine has not appointed a director to our Board.

Board Observer. In addition to Tontine’s right to appoint directors, we also granted Tontine the right to have a representative attend all meetings of our Board, as well as those of the boards of directors of our subsidiaries and their respective committees, for so long as Tontine or its affiliates continue to hold at least 10% of our outstanding common stock. A representative of Tontine has periodically attended these meetings in the past, but no Tontine representative has done so since August 10, 2011.

Future Offerings. We granted Tontine the right to participate in future equity offerings to allow Tontine to maintain its percentage of ownership, on a fully diluted basis, of our common stock immediately prior to any such offering.

Future Acquisitions. Our Board adopted resolutions approving any future acquisition by Tontine and its affiliates of up to 30% of our common stock, on a fully diluted basis, so that Tontine and its affiliates are not subject to the anti-takeover provisions of the Indiana Business Corporation Law’s (“IBCL”) Business Combinations Chapter. We also agreed not to revoke these resolutions and to use our best efforts to ensure that any future acquisitions by Tontine of up to 30% of our outstanding common stock, on a fully diluted basis, are not subject to any anti-takeover laws and regulations or any anti-takeover provisions in our or our subsidiaries’ organizational documents. Tontine agreed to obtain written approval from our Board before acquiring in excess of 30% of our common stock, on a fully diluted basis, except in the case of an increase in Tontine’s percentage ownership due to a redemption or repurchase of any of our common stock or in the event that Tontine inadvertently acquires in excess of 30% of our common stock, on a fully diluted basis.

Martell Proxy. In connection with the January 2007 transaction, Mr. Martell granted Tontine a proxy to vote his shares of our common stock for the election to the Board of Tontine’s designees and to enforce Tontine’s rights with respect to future acquisitions of our common stock. In connection with the November 2007 transaction, Mr. Martell granted Tontine a restated irrevocable proxy affirming Tontine’s right to vote his shares on those matters. As a result of the proxy, Tontine holds the power to vote 73.3% in the event of a change of control. As of December 31, 2012, Tontine had not exercised its proxy right.

Registration Rights. We did not register the issuance of the shares of common stock to Tontine in either the January 2007 or the November 2007 transaction with the SEC under the Securities Act, in reliance on exemptions from the registration requirements of the Securities Act. TCP and TCOMF are “accredited investors,” as that term is defined in Rule 501 of Regulation D, and the issuance of the securities was exempt from registration under the Securities Act in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering, and Rule 506 of Regulation D. We and Tontine entered into registration rights agreements in connection with each transaction, pursuant to which we agreed to register for resale the shares issued to Tontine. To comply with these obligations, we filed registration statements with respective to Tontine’s shares with the SEC on July 13, 2007, and on December 21, 2012, which the SEC declared effective on September 2, 2008, and February 14, 2013, respectively.

If in the future MISCOR offers for sale additional shares of its common stock as to which Tontine does not exercise its right to purchase its pro rata portion of the additional shares, or if holders of stock options exercise any of their options, Tontine’s percentage ownership of MISCOR common stock will be reduced, which may result in a change in control of MISCOR.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors considers the independence of each of the directors under the listing standards of The NASDAQ Stock Market. Among other things, the Board considers current or previous employment relationships as well as material transactions or relationships between MISCOR or our subsidiaries and the directors, members of their immediate families, or entities in which the directors have a significant interest, including the transactions described in the section entitled “Transactions with Certain Related Persons” in this proxy statement. The purpose of this review is to determine whether any relationships or transactions exist or have occurred that are inconsistent with a determination that the director is independent. Under the above standards, the Board determined that current director William J. Schmuhl, Jr. is independent, and that our current directors Michael D. Topa, John A. Martell, our Chairman of the Board, and Michael P. Moore, our President and Chief Executive Officer, are not independent. The following provides information on transactions with certain related persons and our related policies.

The NASDAQ independence standards include a series of objective tests, such as that the director is not an employee of MISCOR and has not engaged in various types of business dealings with MISCOR, to determine whether there are any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. To be considered independent, the Board must affirmatively determine that the director has no material relationship with MISCOR.

Transactions with Certain Related Persons

Real Estate Leases. We lease several buildings from various entities owned by JAM Fox Investments, LLC. John A. Martell, our former Chief Executive Officer and President and current Chairman of the Board, owns JAM Fox Investments, LLC. Following is a summary of such leases in effect as of December 31, 2012.

Lessor	Location	Expiration Date	Monthly Rental
JAM Summer Properties LLC	Hammond, Indiana	August 3, 2015[1]	$9,371
JAM Bev Properties LLC	Boardman, Ohio	May 5, 2015[2]	$4,851
JAM Walnut Properties LLC	South Bend, Indiana	May 5, 2012	$10,143

[1]	On November 30, 2011, the Company executed a three-year lease extension at the Hammond, Indiana facility at a fixed lease rate equal to the prior rate.
[2]	On November 30, 2011, the Company executed a three-year lease extension at the Boardman, Ohio facility at a fixed lease rate equal to the prior rate.

Effective January 1, 2007, we entered into a five-year lease agreement with Mr. Martell for a property in South Bend, Indiana, to use as our corporate office and to house the operations of our electrical contracting business. As a result of our closure and relocation of our corporate office to Massillon, Ohio, we no longer use this space. The annual rent under this lease is $121,716. This lease terminated in July 2012 and was not renewed.

We lease our Hammond, Indiana and Boardman, Ohio facilities from a limited liability company owned by John A. Martell, our current Chairman of the Board. The leases for the Hammond, Indiana and Boardman, Ohio facilities expire in May 2015 and August 2015, respectively. We leased these facilities for fiscal years ending December 31, 2011, and December 31, 2012, as well as during 2013.

We lease our Hagerstown, Maryland, facility from a partnership, one partner of which is an officer of our subsidiary HK Engine Components, LLC. The annual rent under this lease is approximately $160,000, and the lease expires in August 2016. We leased this facility during fiscal years ending December 31, 2011 and December 31, 2012, as well as during 2013.

Promissory Note Issued to Mr. Martell. In conjunction with the refinancing of our senior credit facility in November 2011, the Company renegotiated and extended our outstanding promissory note with Mr. Martell. Prior to this refinancing, we were indebted to Mr. Martell, for a secured promissory note in the amount of $425,149, which arose out of our sale of Martell Electric, LLC and Ideal Consolidated, Inc. to Mr. Martell on February 3, 2010. Under the agreement governing the sale to Mr. Martell, the purchase price was subject to a working capital adjustment that we could satisfy either with cash or by increasing the outstanding principal amount of Mr. Martell’s promissory note. The Company had been engaged in negotiations with Martell for several months to settle the working capital adjustment, which culminated in our execution on November 30, 2011 of a Mutual Release between the Company, Mr. Martell, and his wife, Bonnie M. Martell, in which the parties agreed to a working capital adjustment figure that was incorporated into Mr. Martell’s note and the release of any and all potential claims or actions between the parties. In conjunction with the Mutual Release, we executed an Amended Promissory Note payable to Mr. Martell in the amount of $1.68 million with a maturity date of October 31, 2013, which reflects the principal balance due on the February 3, 2010 note and the working capital adjustment. Interest on the note is calculated through February 28, 2013, as the greater of 7.5% or 2% plus prime, increasing to 9.5% or 2% plus prime beginning on March 1, 2013, until maturity. Regular monthly installment payments of principal in the amount of $7,500 began on January 1, 2012, which amount increased to $12,500 monthly beginning on January 1, 2013 until payoff or maturity. Additionally, we were required to make the following special scheduled repayments of Mr. Martell’s note in the amounts set forth below:

•	November 30, 2011 - $316,666 (paid)

•	Not later than December 29, 2011 - $120,000 (paid); and

•	No later than June 30, 2012 - $250,000 (paid).

In the event of default, Mr. Martell held the right to increase the interest rate and accelerate the outstanding indebtedness. Additionally, Mr. Martell executed an Amended and Restated Subordination Agreement in favor of our former senior lender, Wells Fargo, N.A. (“Wells Fargo”), on November 30, 2011. In the subordination agreement, Mr. Martell acknowledged the continued subordination of his note and security interest in the assets of the Company, subject to a first priority lien held by Wells Fargo. Specifically, Mr. Martell agreed that Wells Fargo may prohibit the Company from making the monthly payments on his note, as stated above, if we are in default of our obligations to Wells Fargo, and further agreed that we are permitted to make the special scheduled repayments, as outlined above, only if our excess availability is greater than $500,000 at the time each special repayment is due.

Additionally, on November 30, 2011, Mr. Martell executed an Agreement for Subordination of Security Interest and Payment of Debt in favor of BDeWees, Inc. and XGen III, Ltd. (the “3D Creditors”), in which Mr. Martell agreed to subordinate his security interest in the Company’s assets located at its Massillon, Ohio facility in favor of the security interest held by the 3D Creditors. The agreement also prohibits us from making any additional repayments, in excess of the scheduled monthly payments and special scheduled payments outlined above, on Mr. Martell’s note prior to maturity.

This promissory note was paid off in full in the amount of $528,429, to Mr. Martell, on December 24, 2012. Prior to December 24, 2012, repayment of the outstanding indebtedness owed to Mr. Martell, the Company paid $129,778 and $66,780 of interest and $444,000 and $375,000 of principal during fiscal years ended December 31, 2011, and December 31, 2012, respectively.

Policies for Transactions with Related Persons. Transactions and relationships that involve directors, officers, or other related persons and that constitute a conflict with our interests are prohibited. The Board of Directors must approve any exceptions to this policy. Any transaction between us and a related person must be made or entered into on terms that are no less favorable to us than those that we can obtain from unaffiliated third parties. In addition, all material affiliated transactions and loans and any forgiveness of loans must be approved by a majority of those directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or to independent legal counsel.

In connection with related party transactions, the Board or a committee of the Board may engage independent consultants to provide opinions regarding fair market value or fairness of the transaction to MISCOR. For example, the special committee of the Board formed to negotiate the sale of our Construction and Engineering Services business to Mr. Martell and his wife engaged an investment banking firm to provide an opinion as to the fairness, from a financial point of view, of the consideration received by MISCOR in the transaction. Except as otherwise noted, the transactions described above were approved by a majority of those directors who do not have an interest in the described transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Board of Directors Report on Audit Matters

Our entire Board of Directors performs the functions typically performed by an audit committee. In such capacity, we have reviewed and discussed the audited consolidated financial statements as of and for the year ended December 31, 2012 with management. We have also discussed with the independent registered public accounting firm, BDO USA, LLP, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as currently in effect. Finally, we have received the written disclosures and the letter from the independent registered public accounting firm required by PCAOB Ethics and Independence Rules 3526, Communications with Audit Committees Concerning Independence. The Board of Directors has also discussed with the independent registered public accounting firm its independence. The independent register public accounting firm has free access to the Board of Directors to discuss any matters the firm deems appropriate.

Based upon the reviews and discussions described above, we have determined to include the audited consolidated financial statements of MISCOR for the fiscal year ended December 31, 2012 in the Original Form 10-K filed with the SEC for the fiscal year ended December 31, 2012.

SUBMITTED BY THE BOARD OF DIRECTORS

John A. Martell, Chairman

Michael P. Moore

William J. Schmuhl, Jr.

Michael D. Topa

Independent Registered Public Accounting Firm

Accountants

Our Board of Directors has determined to retain BDO USA, LLP (“BDO”) as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2013.

Fees

The following is a description of fees billed to us by BDO during the last two fiscal years.

Audit Fees. Audit fees include fees for the annual audit of our consolidated financial statements in 2012 and 2011, review of interim financial statements included in our quarterly reports on Form 10-Q during 2012 and 2011, review of registration statements filed with the SEC in 2012, and the issuance of consents. BDO billed us aggregate audit fees of $166,000 for the year ended December 31, 2012, and $142,000 for the year ended December 31, 2011.

Audit-Related Fees Fees for audit-related services and related expenses totaled approximately $18,000 and $0 for the years ended December 31, 2012 and 2011, respectively. Audit-related services principally include sell-side due diligence in connection with divestiture and accounting consultations in connection with the proposed divestiture.

Tax Fees. BDO did not bill us for any tax services for the years ended December 31, 2012 and 2011.

All Other Fees. BDO did not bill us for any other fees for the years ended December 31, 2012 and 2011.

Pre-Approval Policies and Procedures

Our Board of Directors approves in advance all audit, audit-related, tax, and other services performed by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this report:

Financial Statements

Report of Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of December 31, 2012 and 2011*

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011*

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011*

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011*

Notes to Consolidated Financial Statements*

Financial Statement Schedules

Not applicable.

Exhibits

See Exhibit Index immediately following the signature page of this report.1

*	Previously filed with the Original Form 10-K filed with the SEC on March 15, 2013, which is being amended hereby.
[1]

Certain exhibits filed or furnished with our Original Form 10-K that are neither material nor required under the SEC rules have been omitted in this Amended Form 10-K. This report’s Exhibit Index is amended and restated in its entirety.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MISCOR GROUP, LTD.

April 19, 2013	By:	/s/ Michael P. Moore
Michael P. Moore, President and Chief Executive Officer, Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2013, by and among Integrated Electrical Services, Inc., the Registrant, and IES Subsidiary Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2013)

3.1a	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-129354) filed on November 1, 2005)

3.1b	Articles of Amendment to the Registrant’s Amended and Restated Articles of Incorporation, effective January 14, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2008)

3.1c	Articles of Amendment to the Registrant’s Amended and Restated Articles of Incorporation, effective February 8, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2008)

3.2	Amended and Restated Code of By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2009)

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A (Reg. No. 333-129354) filed on December 30, 2005)

4.2	Warrant Agreement, Form of Joinder Agreement and Form of Common Stock Purchase Warrant issued to Designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated April 26, 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

4.3	Form of Common Stock Purchase Warrant issued to Designees of Strasbourger Pearson Tulcin Wolff Incorporated pursuant to Placement Agency Agreement dated January 25, 2005 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

4.4a	Promissory Note dated January 1, 2004 issued by Magnetech Industrial Services, Inc. to John A. Martell (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

4.4b	Amendment to Promissory Note dated April 14, 2009 issued by the Registrant (assignee of Magnetech Industrial Services, Inc.) to John A. Martell (incorporated by reference to Exhibit 4.11a of the Registrant’s Annual Report on Form 10-K filed on April 15, 2009)

4.5	Conversion Option dated September 12, 2005 among John A. Martell, Magnetech Industrial Services, Inc. and the Registrant (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

4.6	Amendment to Conversion Option dated November 28, 2007, by and among the Registrant, Magnetech Industrial Services, Inc., and John A. Martell (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 5, 2007)

4.7	Form of Registration Rights Agreement between the Registrant and the Purchasers scheduled therein, made pursuant to Stock Purchase Agreement with the Registrant (incorporated by reference to Exhibit 4.13 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

4.8	Registration Rights Agreement dated August 24, 2005 between the Registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

4.9	Common Stock Purchase Warrant dated May 31, 2006 issued by Registrant to Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed by the registrant on June 6, 2006)

4.10a	Registration Rights Agreement dated May 31, 2006 between the Registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on June 6, 2006)

4.10b	Amendment dated July 31, 2006, to Registration Rights Agreement dated May 31, 2006, between the Registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2006)

4.10c	Amendment dated August 30, 2006, to Registration Rights Agreement dated May 31, 2006, between the Registrant and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2006)

4.11*	Securities Purchase Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2007)

4.12	Registration Rights Agreement, dated January 18, 2007, by and among MISCOR Group, Ltd., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2007)

4.13	Irrevocable Proxy of John Martell (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2007)

Exhibit Number	Description

4.14	Restated Irrevocable Proxy of John A. Martell (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007)

10.1	Lease, commencing March 1, 2002, between JAM Hutson Properties, LLC and Magnetech Industrial Services, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

10.2@	2005 Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 1, 2005)

10.3@	Form of Stock Option Agreement under 2005 Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 5, 2005)

10.4a@	2005 Restricted Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354) filed on November 5, 2005)

10.4b@	Amendment to the MISCOR 2005 Restricted Stock Purchase Plan, effective March 22, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2008)

10.5*	Securities Purchase Agreement dated November 30, 2007, by and among Tontine Capital Partners, L.P., Tontine Capital overseas Master Fund, L.P., and the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007)

10.6	Amended and Restated Registration Rights Agreement dated November 30, 2007, by and among the Registrant, Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007)

10.7@	Amendment No. 1 to Employment Agreement dated February 3, 2010, between John A. Martell and the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.8@	Employment Agreement dated June 14, 2010 (and effective as of June 14, 2010), between the Registrant and Michael P. Moore (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2010)

10.9	Loan Agreement, dated December 24, 2012, between the Registrant and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.10	Committed Line of Credit Note, dated December 24, 2012, issued by the Registrant., payable to PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.11	Term Note, dated December 24, 2012, issued by the Registrant, payable to PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.12	Security Agreement, dated December 24, 2012, issued by the Registrant, to PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.13	Security Agreement, dated December 24, 2012, issued by HK Engine Components, LLC, to PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.14	Guaranty Agreement, dated December 24, 2012, issued by Magnetech Industrial Service, Inc., to PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.15	Guaranty Agreement, dated December 24, 2012, issued by HK Engine Components, LLC, to PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.16	Base Borrowing Rider, dated December 24, 2012, issued by MISCOR Group, Ltd., to PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.17	Reimbursement Agreement for Commercial Letter(s) of Credit, dated December 24, 2012, issued by the Registrant to PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.18	Reimbursement Agreement for Standby Letter(s) of Credit, dated December 24, 2012, issued by the Registrant to PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

10.19	Open-End Mortgage, Assignment of Rents and Leases and Security Agreement, dated December 24, 2012, issued by Magnetech Industrial Services, Inc., to PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (Reg. No. 333-129354))

21.1**	Subsidiaries of the Registrant

23.1**	Consent of BDO USA, LLP

Exhibit Number	Description

31.1#	Certification by Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2#	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32.1#	Section 1350 Certification by Principal Executive Officer

32.2#	Section 1350 Certification by Principal Financial Officer

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Lable Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	MISCOR has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. MISCOR will furnish a copy of any omitted schedule or similar attachment to the Commission upon request.
**	Previously filed with the Original Form 10-K filed with the SEC on March 15, 2013, which is being amended hereby.
***	Previously furnished with the Original Form 10-K
@	Denotes a management contract or compensatory plan.
#	Filed herewith.