Form 10-Q
period 2013-03-31
MISCOR GROUP, LTD.
filed 2013-05-13
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March, 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 16, 2013, there were 11,684,987 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

INDEX TO FORM 10-Q

Item Number		Page Number
PART I—FINANCIAL INFORMATION

1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2013 and April 1, 2012	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and April 1, 2012	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3.	Quantitative and Qualitative Disclosures about Market Risk	13

4.	Controls and Procedures	13

PART II—OTHER INFORMATION

6.	Exhibits	15

	Signatures	16

ii

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $10 and $9, respectively	$6,223	$6,526
Inventories	5,902	5,767
Other current assets	1,157	922

Total current assets	13,282	13,215

PROPERTY AND EQUIPMENT, net	4,824	4,935

OTHER ASSETS
Customer relationships, net	5,668	5,764
Deferred income taxes	1,942	1,942
Technical library, net	513	522
Deposits and other assets	69	67

Total other assets	8,192	8,295

Total assets	$26,298	$26,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$3,887	$3,722
Current portion of long-term debt	550	1,478
Accounts payable	4,139	3,336
Accrued expenses and other current liabilities	1,364	1,293

Total current liabilities	9,940	9,829
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,895	2,029

Total long-term liabilities	1,895	2,029

Total liabilities	11,835	11,858

STOCKHOLDERS EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,807,826 shares issued and 11,683,987 shares outstanding	59,346	59,346
Treasury stock, 123,839 shares, at cost	(74)	(74)
Accumulated deficit	(44,809)	(44,685)

Total stockholders’ equity	14,463	14,587

Total liabilities and stockholders’ equity	$26,298	$26,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Three months ended
	March 31, 2013	April 1, 2012
	(Unaudited)	(Unaudited)
REVENUES
Service revenue	$6,039	$6,921
Product sales	5,402	5,557

Total revenues	11,441	12,478

COST OF REVENUES
Cost of service revenue	5,412	5,909
Cost of product sales	3,505	3,541

Total cost of revenues	8,917	9,450

GROSS PROFIT	2,524	3,028

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,578	2,014

INCOME (LOSS) FROM OPERATIONS	(54)	1,014

OTHER (INCOME) EXPENSE
Interest expense	71	193
Other income	(6)	(9)

Total other expense	65	184

NET INCOME (LOSS) BEFORE TAXES	(119)	830
Provision for income taxes	5	15

NET INCOME (LOSS)	$(124)	$815

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.07

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,683,987	11,785,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share and per share data)

	Three months ended
	March 31, 2013	Apri1 1, 2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(124)	$815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	397	410
Bad debt recovery	—	(85)
Loss on sale of equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	303	145
Inventories	(135)	(409)
Other current assets	(235)	93
Deposits and other non-current assets	(2)	—
Accounts payable	803	(587)
Accrued expenses and other current liabilities	71	(267)

Net cash provided by operating activities	1,085	115

INVESTING ACTIVITIES
Acquisition of property and equipment	(188)	(134)

Net cash utilized by investing activities	(188)	(134)

FINANCING ACTIVITIES
Payments on capital lease obligations	(928)	(8)
Short-term debt borrowings, net	165	199
Repayments of long-term debt	(134)	(172)

Net cash provided (utilized) by financing activities	(897)	19

CHANGE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$88	$191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three months ended March 31, 2013 and April 1, 2012, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for the most recent disclosure of the Company’s accounting policies.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE C—MERGER AGREEMENT

As previously disclosed on the Company’s March 13, 2013 Form 8-K filed with the Securities and Exchange Commission, the Company entered into a plan of merger by and among a subsidiary of Integrated Electrical Services, Inc. (“IES”) and the Company, dated as of March 13, 2013 (the “Merger Agreement”), whereby the Company will merge with and into IES, with a subsidiary of IES as the surviving entity. Stockholders of the Company will have the right to elect to receive a guaranteed $1.415 per share or have their shares converted to shares of IES or a mix of cash consideration and stock consideration, depending if certain conditions are met.

On April 26, 2013, a joint prospectus and proxy statement (Form S-4) was filed with the Securities and Exchange Commission. Comments regarding the Form S-4 have not yet been received from the Securities and Exchange Commission.

NOTE D—INVENTORY

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Raw materials	$2,518	$2,457
Work-in-progress	1,991	1,879
Finished goods	1,393	1,431

	$5,902	$5,767

NOTE E—OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31, 2013			December 31, 2012
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	15-20	$7,722	$(2,054)	$5,668	$7,722	$(1,958)	$5,764
Technical Library	20	700	(187)	513	700	(178)	522

Total		$8,422	$(2,241)	$6,181	$8,422	$(2,136)	$6,286

The estimated future amortization expense related to intangible assets for the periods subsequent to March 31, 2013 on a calendar year basis is as follows:

Year Ending December 31—
2013	$315
2014	421
2015	421
2016	421
2017	421
Thereafter	4,182

Total	$6,181

NOTE F—SENIOR CREDIT FACILITY

Senior Credit Facility with PNC Bank

As of March 31, 2013, the Company has a Loan Agreement and Security Agreement (“PNC credit facility”) with PNC Bank, National Association (“PNC”). There are two components to the PNC credit facility: A Committed Line of Credit Note (“Line of Credit”) and a Term Note.

The Line of Credit allows for borrowings up to $6,500 which are collateralized by 85% of eligible accounts receivable and 50% of eligible inventory. Additionally, the Line of Credit allows for Letter(s) of Credit in the aggregate at any time outstanding not to exceed $1,500. The Line of Credit bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin” as set based on certain metrics (effectively 2.95% at March 31, 2013). At March 31, 2013, $3,887 is outstanding on the Line of Credit, with $2,613 of availability on the Line of Credit. The termination date of the Line of Credit is December 24, 2014.

The Term Note is for the amount of $2,500, together with interest accruing on the outstanding principal balance from December 24, 2012. This loan is collateralized by various real estate and equipment. The Term Note bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin” as set based on certain metrics (effectively 3.20% at March 31, 2013). The Company is obligated to make equal monthly installments of $42, commencing on January 24, 2013, and continuing on the same day of each month thereafter. Interest shall be payable at the same time as the principal payments. Any outstanding principal and accrued interest shall be due and payable in full on December 24, 2017. At March 31, 2013, $2,375 is outstanding on the Term Note.

The Company paid a closing fee of $4 on the Line of Credit and a closing fee of $4 on the term loan. Debt issue costs amortized to interest expense were $1 for the three months ended March 31, 2013. Net debt issue costs at March 31, 2013 were $7.

Interest expense under the PNC credit facility, including the Line of Credit and Term note and excluding amortization of debt issue costs, was $43 for the three months ended March 31, 2013.

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

At March 31, 2013 and December 31, 2012, the Company is in compliance with its covenants with PNC.

NOTE G—DEBT

Long-term debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Term note, as described above (See Note F—Senior Credit Facility)	$2,375	$2,500
Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	54	63
Capital lease obligations	16	944

	2,445	3,507
Less: current portion	550	1,478

	$1,895	$2,029

Aggregate maturities of long-term debt for the periods subsequent to March 31, 2013 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2013	$425
2014	520
2015	500
2016	500
2017	500

$2,445

Following is a summary of interest expense for the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
	March 31, 2013	April 1, 2012
Interest expense on principal	$70	$185
Amortization of debt issue costs	1	8

	$71	$193

NOTE H—OPERATING LEASES

The Company leases its Hammond, Indiana, and Boardman, Ohio facilities from companies controlled by its Chairman of the Board and stockholder under agreements expiring in August 2015. Renewal options are available for each property. The Company leases the Hagerstown, Maryland facility from a partnership, one partner of which is an officer of one of the Company’s subsidiaries, under an agreement expiring in July 2016. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is a former officer of one of the Company’s subsidiaries, under an agreement expiring in November 2017. The Company leases its Merrillville, Indiana, Huntington, West Virginia, and Visalia, California facilities from unrelated parties under agreements expiring before November 2016. Total rent expense for all facility leases was approximately $315 and $347 for the three months ended March 31, 2013 and April 1, 2012, respectively, including $226 and $234, respectively, to related parties.

The Company leased a facility in South Bend for its previous corporate offices from its Chairman of the Board and stockholder. This lease expired in August 2012. As a result of the closure and relocation of the corporate office to Massillon in 2010, the Company no longer uses this office space.

NOTE I—RELATED PARTY TRANSACTIONS

The Company retired three subordinated notes due to related parties in late 2012 with initial funding under the PNC credit facility. Outstanding aggregate balances on these notes were $2,180 as of December 24, 2012. Interest expense related to these notes was $93 for the three months ended April 1, 2012.

See Note H—Operating Lease Commitments regarding related party leases, which the Company believes to be on terms comparable to lease terms available in arms length transactions.

NOTE J—INCOME (LOSS) PER SHARE

The Company accounts for income (loss) per common share under the provisions of Accounting Standards Codification 260, Earnings Per Share (“ASC 260”), which requires a dual presentation of basic and diluted income (loss) per common share. Basic income (loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted income (loss) per common share is computed assuming the conversion of common stock equivalents, when dilutive.

For the three months ended March 31, 2013, the Company’s common stock equivalents, consisting of warrants to purchase 9,079 shares of common stock and options to purchase 82,000 shares of common stock issued to employees under the 2005 Stock Option Plan, were not included in computing diluted loss per share because the effect of including the warrants and options would have been anti-dilutive.

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

NOTE K—CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At March 31, 2013 and December 31, 2012, approximately 37% and 36%, respectively, of gross accounts receivable were due from entities in the rail industry, respectively, and approximately 23% and 22%, respectively, of gross receivables were due from entities in the steel, metal working and scrap industries. Two customers, combined, doing business with the Company’s Industrial Services and Rail Services segments, accounted for approximately 37% and 36% of total consolidated revenue for the three months ended March 31, 2013 and April 1, 2012, respectively. For the three months ended March 31, 2013, these two customers accounted for 20% and 17% of the total consolidated revenue, respectively. The loss of any of these customers would have a material adverse effect on the Company.

NOTE L—COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At March 31, 2013 and December 31, 2012, approximately 12% of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three months ended March 31, 2013 and April 1, 2012 is as follows:

	Three months ended
	March 31, 2013	April 1, 2012
Balance at beginning of period	$163	$84
Warranty claims paid	(29)	(23)
Warranty expense (recovery)	(16)	31

Balance at end of period	$118	$92

Employment Agreement

On June 18, 2010, the Company entered into an employment agreement with its President and CEO, Michael P. Moore. The agreement was for an initial one-year term, subject to earlier termination as provided in the agreement. At each year-end, the agreement will automatically renew for successive one-year periods unless either party, at least three months before the end of the initial term or any renewal term, requests termination or renegotiation of the agreement. The employment agreement provides for certain benefits to the executive if employment is terminated by the Company for cause, by the executive with good reason, or due to death or disability. The benefits include continuation of the executive’s base salary for six months, any earned but unpaid profit-sharing or incentive bonus, stock option and company-paid health insurance for six months. As a result of the pending merger with a subsidiary of IES, no changes are anticipated to this agreement.

NOTE M—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses

The carrying amounts of these items are a reasonable estimate of their fair values because of the current maturities of these instruments.

Debt

As of March 31, 2013 and December 31, 2012, rates currently available to the Company for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. Interest rates associated to the Company’s debt are at variable rates, based on market rates, thus the debts’ fair value (generally based on Level 3 inputs) approximates its carrying value.

NOTE N—SEGMENT INFORMATION

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

Summarized financial information concerning the Company’s reportable segments as of and for the three months ended March 31, 2013 and April 1, 2012 is shown in the following tables:

2013	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended March 31, 2013
External revenue:
Service revenue	$6,039	$—	$—	$—	$6,039
Product sales	1,050	4,352	—	—	5,402
Deprecation included in the cost of revenues	218	47	—	—	265
Gross profit	1,350	1,174	—	—	2,524
Other depreciation & amortization	113	1	18	—	132
Interest expense	16	1	54	—	71
Net income (loss)	(323)	647	(448)	—	(124)
Capital expenditures	—	188	—	—	188

Total assets at March 31, 2013	18,429	4,885	2,984	—	26,298

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended April 1, 2012
External revenue:
Service revenue	$6,921	$—	$—	$—	$6,921
Product sales	1,304	4,253	—	—	5,557
Deprecation included in the cost of revenues	221	44	—	—	265
Gross profit	1,820	1,208	—	—	3,028
Other depreciation & amortization	113	—	32	—	145
Interest expense	35	2	156	—	193
Net income (loss)	244	740	(169)	—	815
Capital expenditures	38	78	18	—	134

Total assets at December 31, 2012	18,951	4,681	2,813	—	26,445

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

We provide electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At March 31, 2013, we operated primarily in two business segments:

•

Industrial Services—Providing maintenance and repair services to several industries including electric motor repair and rebuilding; maintenance and repair of electro-mechanical components for the utility and wind power industry; and the repairing, manufacturing, and remanufacturing of industrial lifting magnets for the steel and scrap industries. To supplement our service offerings, we also provide on-site maintenance services and custom and standardized industrial maintenance training programs.

•	Rail Services—Manufacturing and remanufacturing of power assemblies for large diesel engines for the rail, marine, and power industries.

Recent Developments

As previously disclosed on the Company’s March 13, 2013 Form 8-K filed with the Securities and Exchange Commission, the Company entered into a plan of merger by and among Integrated Electrical Services, Inc. (“IES”) and the Company, dated as of March 13, 2013 (the “Merger Agreement”), whereby the Company will merge with and into IES, with a subsidiary of IES as the surviving entity. Stockholders of the Company will have the right to elect to receive a guaranteed $1.415 per share or have their shares converted to shares of IES or a mix of cash consideration and stock consideration, depending if certain conditions are met.

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

Significant Accounting Policies

The significant accounting polices used in preparation of the Company’s consolidated financial statements are disclosed in Note B of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2012. No additional significant accounting policies have been adopted during the three months ended March 31, 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended April 1, 2012

Revenues. Total revenues decreased by $1,037 or 8.3% to $11,441 for the three months ended March 31, 2013 from $12,478 for the three months ended April 1, 2012. This decrease is comprised of an $882 or 12.7% decrease in service revenues and a $155 or 2.8% decrease in product sales. Industrial Services revenues decreased by $1,136 or 13.8%, while revenues for the Rail Services segment increased $99 or 2.3%. The decrease in the service revenues represents low demand in the market place, primarily due to customer “fiscal cliff” concerns during the first half of the three months ended March 31, 2013. The increase in product sales is primarily related to demand for engine components produced by our Rail Services unit.

Gross Profit. Total gross profit for the three months ended March 31, 2013 was $2,524 or 22.1% of total revenues compared to $3,028 or 24.3% of total revenues for the three months ended April 1, 2012. This represents a decrease of $504 or 16.6%. The decrease is comprised of a decline in gross profits of $385 or 38.0% in service revenues and a decrease in gross profits of $119 or 5.9% in product sales. Industrial Services gross profit decreased by $470 or 25.8%, while gross profit for the Rail Services decreased $34 or 2.8%. The decline in gross profits associated with service revenues is due to a decline in sales volume for the three months ended March 31, 2013. Additionally, as a result of a “soft” market, we were required to reduce our selling price, consequentially our gross profit, on various projects, in order to obtain the projects. Although product sales reflected a slight increase in sales, gross profit decreased due to mix of customer sales, as we experienced an increase in sales for lower gross profit customers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $2,578 for the three months ended March 31, 2013 from $2,014 for the three months ended April 1, 2012. This is an increase of $564 or 28.0%. Selling expenses were $725 or 6.3% of total revenues for the three months ended March 31, 2013 and $726 or 5.8% of total revenues for the three months ended April 1, 2012. While selling expenses remained constant for the three months ended March 31, 2013, when compared to the three months ended April 1, 2012, commissions declined as a result of the decline in sales. However these savings were offset by recruiting fees incurred to hire additional sales personnel. Selling expenses for Industrial Services were $545 or 7.7% of Industrial Services revenue for the three months ended March 31, 2013 and $569 or 6.9% of Industrial Services revenues for the three months ended April 1, 2012. Selling expenses for Rail Services were $157 or 3.6% of Rail Services revenues for the three months ended March 31, 2013 and $148 or 3.5% of Rail Services revenues for the three months ended April 1, 2012. General and administrative expenses increased $565 or 43.9% to $1,853 for the three months ended March 31, 2013 from $1,288 for the three months ended April 1, 2012. This increase is due to professional fees incurred related to the preparation, processing and filing of our Form S-1 registration statement with the Securities and Exchange Commission, and professional fees incurred related to our pending merger with IES. General and administrative expenses were 16.2% and 10.3% of total revenues for three months ended March 31, 2013 and April 1, 2012, respectively. General and administrative expenses for Industrial Services were 15.7% of Industrial Service revenues for the three months ended March 31, 2013 and 11.8% of Industrial Services revenues for the three months ended April 1, 2012. General and administrative expenses for Rail Services were 8.5% of Rail Services revenues for the three months ended March 31, 2013 and 7.5% of Rail Service revenues for the three months ended April 1, 2012.

Income (Loss) from Operations. Income from operations declined $1,068 from $1,014 for the three months ended April 1, 2012 to a loss of $54 for the three months ended March 31, 2013. The decline is directly attributable to decreased sales and gross profit and increased general and administrative expenses, as explained above, for the three months ended March 31, 2013. Industrial Services generated a loss from operations of $323 for the three months ended March 31, 2013. This is a decline of $567 from income from operations of $244 for the three months ended April 1, 2012. Rail Services generated income from operations of $647 for the three months ended March 31, 2013 or a decline of $93 from income from operations of $740 for the three months ended April 1, 2012.

Interest Expense and Other Expense (Income). Interest expense decreased for the three months ended March 31, 2013 to $71 from $193 for the three months April 1, 2012. This reduction is the result of the Company entering into a new credit facility with PNC in December 2012 and no longer maintaining any high-cost subordinated debt. Other Income decreased $3 to $6 for the three months ended March 31, 2013 from $9 of income for the three months ended April 1, 2012.

Provision for Income Taxes. Prior to the fourth quarter of fiscal 2012, the amount of objectively-measured negative evidence related to cumulative losses in the most recent three-year period outweighed the available positive evidence regarding the realization of our deferred tax assets. By the end of 2012, cumulative taxable losses were offset by recent operating performance, which included positive results for both 2011 and 2012. The improvement in profitability has been driven by the complete refinancing of our debt with significant reductions in borrowing costs and improved operational performance through restructuring and cost controls. The historical factors that drive the minimal cumulative loss have reduced significantly because of the significant reduction in finance costs through the refinancing, and our aligned cost structure results in the more likely than not realization of certain of the deferred future tax benefits. Hence, the Company recorded a $1,942 income tax benefit in fourth quarter 2012 for the reversal of valuation allowances previously established against the deferred tax assets. Due to economic uncertainty beyond the immediate future, we have reversed $1,942 of the valuation allowance, which we reasonably estimate to be realized in 2013. At March 31, 2013, the Company believes that the income tax benefit recognized in 2012 is appropriate.

Net Income (Loss). Net loss was $124 for the three months ended March 31, 2013 compared to net income of $815 for the three months ended April 1, 2012. This is a decrease of $939 or 115.2%. As indicated above, the decline year over year is due to reduced level of sales, reduced gross margins, and increased expenditures related to general and administrative expenses.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA decreased by $1,084 from $1,433 for the three months ended April 1, 2012 to $349 for the three months ended March 31, 2013. The primary decrease in EBITDA is a result of decreased profitability during the three months ended March 31, 2013 versus the three months ended April 1, 2012.

	Three months ended
	March 31, 2013	April 1, 2012
EBITDA—Consolidated
Net income (loss)	$(124)	$815
Add back:
Interest Expense	71	193
Depreciation and amortization	397	410
Income Taxes	5	15

EBITDA (1)	$349	$1,433

(1)	EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Our management believes EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions. We believe EBITDA is useful to investors to assist them in getting a more accurate picture of our results from operations.

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

Liquidity and Capital Resources

At March 31, 2013, we had $3,342 of working capital, a decline of $44 as compared to December 31, 2012. The decrease in working capital is primarily due to reduced accounts receivable, and an increase in accounts payable, offset by an increase in inventory. The increase in accounts payable at March 31, 2013 is a direct result of increased purchasing activity during March 2013, to support second quarter sales efforts.

Net cash provided by operating activities was $1,085 for the three months ended March 31, 2013 compared to $115 for the three months ended April 1, 2012. This increase is primarily due to increased accounts payable and a reduction in accounts receivable, as a result of increased efforts to collect accounts receivable combined with lower sales volume.

For the three months ended March 31, 2013, net cash flows utilized by investing activities increased by $54 to $188 compared to $134 for the three months ended April 1, 2012. The increase in capital spending is due to our need to put a new roof on our Weston, West Virginia facility.

Net cash provided (utilized) by financing activities decreased by $916 to a utilization of $897 as of March 31, 2013 as compared to cash provided of $19 as of April 1, 2012. This decrease is directly attributed to paying off a $917 capital lease, in February 2013, related to our Visalia, California facility.

During 2013, we will continue to focus our efforts to maintain the generation of positive operating cash flows and to increase overall level of profitable sales for the Company. We continue to make significant investments to the Industrial Services sales team, adding more sales personnel and implementing a customer relationship management tool.

As of March 31, 2013, we did not have any material commitments for capital expenditures.

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

Management based the forward-looking statements largely on its current expectations and perspectives about future events and financial trends that management believes may affect our financial condition, results of operations, business strategies, short-term and long-term business objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that may cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, and those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.     EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act
32	Section 1350 Certifications
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

May 13, 2013	By:	/s/ Marc Valentin, CPA, CGMA
Marc Valentin, CPA, CGMA
Chief Accounting Officer (Signing on behalf of the registrant as Principal Financial and Accounting Officer)