Form 10-Q/A
period 2013-03-31
MISCOR GROUP, LTD.
filed 2013-08-06
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed in order to amend the original Form 10-Q for the period ending March 31, 2013, filed on May 13, 2013, to include as an exhibit the Agreement and Plan of Merger, dated as of March 13, 2013, by and among Integrated Electrical Services, Inc., MISCOR Group Ltd. (the “Company”), and IES Subsidiary Holdings, Inc. (the “Merger Agreement”). The Merger Agreement is incorporated by reference from MISCOR’s Form 8-K filed on March 13, 2013.

i

MISCOR GROUP, LTD.

INDEX TO FORM 10-Q

Item Number		Page Number
PART II - OTHER INFORMATION
6.	Exhibits	1

	Signatures	2

ii

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2013, by and among Integrated Electrical Services, Inc., the Company, and IES Subsidiary Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2013)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32*	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Incorporated by reference from original Form 10-Q for the period ending March 31, 2013, filed on May 13, 2013.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 6, 2013	By:	/s/ Marc Valentin, CPA, CGMA
Marc Valentin, CPA, CGMA
Chief Accounting Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)

2

EXHIBIT LIST

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2013, by and among Integrated Electrical Services, Inc., the Company, and IES Subsidiary Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act