Form 10-Q
period 2013-06-30
MISCOR GROUP, LTD.
filed 2013-08-09
CIK 1295503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 16, 2013, there were 11,684,987 shares outstanding of the issuer’s Common Stock, without par value.

MISCOR GROUP, LTD.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS	$5,596	$6,526
Accounts receivable, net of allowance for doubtful accounts of $17 and $9, respectively
Inventories	6,193	5,767
Other current assets	853	922

Total current assets	12,642	13,215
PROPERTY AND EQUIPMENT, net	4,667	4,935
OTHER ASSETS
Customer relationships, net	5,571	5,764
Deferred income taxes	1,942	1,942
Technical library, net	505	522
Deposits and other assets	67	67

Total other assets	8,085	8,295

Total assets	$25,394	$26,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving credit line	$3,486	$3,722
Current portion of long-term debt	538	1,478
Accounts payable	3,319	3,336
Accrued expenses and other current liabilities	1,435	1,293

Total current liabilities	8,778	9,829
LONG-TERM LIABILITIES
Long-term debt, less current portion	1,761	2,029

Total long-term liabilities	1,761	2,029

Total liabilities	10,539	11,858
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 800,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 30,000,000 shares authorized; 11,807,826 shares issued and 11,684,987 shares outstanding	59,346	59,346
Treasury stock, 123,839 shares, at cost	(74)	(74)
Accumulated deficit	(44,417)	(44,685)

Total stockholders’ equity	14,855	14,587

Total liabilities and stockholders’ equity	$25,394	$26,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Service revenue	$6,420	$7,705	$12,459	$14,627
Product sales	5,435	5,557	10,837	11,113

Total revenues	11,855	13,262	23,296	25,740
COST OF REVENUES
Cost of service revenue	5,379	6,810	10,791	12,719
Cost of product sales	3,574	3,142	7,078	6,683

Total cost of revenues	8,953	9,952	17,869	19,402

GROSS PROFIT	2,902	3,310	5,427	6,338
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,436	2,333	5,014	4,347

INCOME FROM OPERATIONS	466	977	413	1,991
OTHER EXPENSE
Interest expense	39	174	110	367
Other expense	33	20	27	11

Total other expense	72	194	137	378

NET INCOME BEFORE TAXES	394	783	276	1,613
Provision for Income Taxes	3	29	8	44

NET INCOME	$391	$754	$268	$1,569

BASIC INCOME PER COMMON SHARE	$0.03	$0.06	$0.02	$0.13

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,684,800	11,785,826	11,684,395	11,785,826

DILUTED INCOME PER COMMON SHARE	$0.03	$0.06	$0.02	$0.13

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,775,065	12,177,023	11,775,065	12,167,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six months ended
	June 30, 2013	July 1, 2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$268	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807	813
Bad debt provision (recovery)	—	(11)
Loss on sale of equipment	22	13
Changes in operating assets and liabilities:
Accounts receivable	930	(266)
Inventories	(426)	215
Other current assets	69	300
Deposits and other non-current assets	—	16
Accounts payable	(17)	(651)
Accrued expenses and other current liabilities	142	(365)

Net cash provided by operating activities	1,795	1,633
INVESTING ACTIVITIES
Acquisition of property and equipment	(351)	(271)
Proceeds from disposal of property and equipment	—	14

Net cash utilized by investing activities	(351)	(257)
FINANCING ACTIVITIES
Payments on capital lease obligations	(918)	(16)
Short-term debt payments	(236)	(249)
Repayments of long-term debt	(290)	(1,111)

Net cash utilized by financing activities	(1,444)	(1,376)

CHANGE IN CASH	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$133	$349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MISCOR GROUP, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

NOTE A—BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of MISCOR Group, Ltd. (the “Company”) as of and for the three and six months ended June 30, 2013 and July 1, 2012, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for the most recent disclosure of the Company’s accounting policies.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE C—MERGER AGREEMENT

As previously disclosed on the Company’s March 13, 2013 Form 8-K and July 11, 2013 Form 8-K, both filed with the Securities and Exchange Commission, the Company entered into a plan of merger by and among a subsidiary of Integrated Electrical Services, Inc. (“IES”) and the Company, dated as of March 13, 2013 (the “Merger Agreement”), whereby the Company will merge with and into IES, with a subsidiary of IES as the surviving entity. Stockholders of the Company will have the right to elect to receive a guaranteed minimum of $1.415 per share in cash or have their shares converted to shares of IES, or to receive a mix of cash consideration and stock consideration, depending on whether certain conditions are met.

On April 26, 2013, a joint prospectus and proxy statement (Form S-4) was filed with the Securities and Exchange Commission (“SEC”). Comments have been received from the SEC, and joint responses have been submitted to the SEC on each of the SEC’s comments. On July 30, 2013, Amendment #3 of the Form S-4, along with responses to SEC comments, was submitted to the SEC.

NOTE D—INVENTORY

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Raw materials	$2,392	$2,457
Work-in-progress	2,233	1,879
Finished goods	1,568	1,431

	$6,193	$5,767

NOTE E—OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30, 2013			December 31, 2012
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer Relationships	15-20	$7,722	$(2,151)	$5,571	$7,722	$(1,958)	$5,764
Technical Library	20	700	(195)	505	700	(178)	522

Total		$8,422	$(2,346)	$6,076	$8,422	$(2,136)	$6,286

The estimated future amortization expense related to intangible assets for the periods subsequent to June 30, 2013 on a calendar year basis is as follows:

Year Ending December 31—
2013	$211
2014	421
2015	421
2016	421
2017	421
Thereafter	4,181

Total	$6,076

NOTE F—SENIOR CREDIT FACILITY

Senior Credit Facility with PNC Bank

As of June 30, 2013, the Company has a Loan Agreement and Security Agreement (“PNC credit facility”) with PNC Bank, National Association (“PNC”). There are two components to the PNC credit facility: A Committed Line of Credit Note (“Line of Credit”) and a Term Note.

The Line of Credit allows for borrowings up to $6,500 which are collateralized by 85% of eligible accounts receivable and 50% of eligible inventory. Additionally, the Line of Credit allows for Letter(s) of Credit in the aggregate at any time outstanding not to exceed $1,500. The Line of Credit bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin” based on certain metrics (effectively 1.95% at June 30, 2013). At June 30, 2013, $3,486 is outstanding on the Line of Credit, with $2,811 of availability on the Line of Credit. The termination date of the Line of Credit is December 24, 2014.

The Term Note is for the amount of $2,500, together with interest accruing on the outstanding principal balance from December 24, 2012. This loan is collateralized by various real estate and equipment. The Term Note bears interest at a rate per annum equal to the Daily LIBOR Rate plus the applicable “LIBOR Margin” based on certain metrics (effectively 2.20% at June 30, 2013). The Company is obligated to make equal monthly installments of $42, commencing on January 24, 2013, and continuing on the same day of each month thereafter. Interest shall be payable at the same time as the principal payments. Any outstanding principal and accrued interest shall be due and payable in full on December 24, 2017. At June 30, 2013, $2,250 is outstanding on the Term Note.

The Company paid a closing fee of $4 on the Line of Credit and a closing fee of $4 on the term loan. Debt issue costs amortized to interest expense were $1 and $2 for the three and six months ended June 30, 2013. Net debt issue costs at June 30, 2013 were $6.

Interest expense under the PNC credit facility, including the Line of Credit and Term note and excluding amortization of debt issue costs, was $30 and $73 for the three and six months ended June 30, 2013.

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

At June 30, 2013 and December 31, 2012, the Company was in compliance with its covenants with PNC.

NOTE G—DEBT

Long-term debt

Long-term debt consists of the following:

	June 30,	December 31,
	2013	2012
Term note, as described above (See Note F—Senior Credit Facility)	$2,250	$2,500
Note payable to bank in monthly installments of $3 through November 16, 2014, plus interest at 8% secured by a security interest in certain equipment	46	63
Capital lease obligations	3	944

	2,299	3,507
Less: current portion	538	1,478

	$1,761	$2,029

Aggregate maturities of long-term debt for the periods subsequent to June 30, 2013 on a calendar year basis are as follows:

Years Ending December 31,	Amount
2013	$279
2014	520
2015	500
2016	500
2017	500

$2,299

Following is a summary of interest expense for the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest expense on principal	$38	$166	$108	$351
Amortization of debt issue costs	1	8	2	16

	$39	$174	$110	$367

NOTE H—OPERATING LEASES

The Company leases its Hammond, Indiana, and Boardman, Ohio facilities from companies controlled by its Chairman of the Board and stockholder under agreements expiring in August 2015. Renewal options are available for each property. The Company leases the Hagerstown, Maryland facility from a partnership, one partner of which is an officer of one of the Company’s subsidiaries, under an agreement expiring in July 2016. The Company leases the Massillon, Ohio facility from a partnership, one partner of which is a former officer of one of the Company’s subsidiaries, under an agreement expiring in November 2017. The Company leases its Merrillville, Indiana, Huntington, West Virginia, and Visalia, California facilities from unrelated parties under agreements expiring before November 2016. Total rent expense for all facility leases was approximately $317 and $347 for the three months ended June 30, 2013 and July 1, 2012, respectively, and $635 and $694 for the six months ended June 30, 2013 and July 1, 2012, respectively. Included in rent expense is rent that is paid to related parties. Total rent paid to related parties for the six months ended June 30,

2013 and July 1, 2012 was $452 and $468, respectively. Total rent paid to related parties for the three months ended June 30, 2013 and July 1, 2012 was $226 and $234, respectively.

The Company leased a facility in South Bend for its previous corporate offices from its Chairman of the Board and stockholder. This lease expired in August 2012. As a result of the closure and relocation of the corporate office to Massillon in 2010, the Company no longer uses this office space.

NOTE I—RELATED PARTY TRANSACTIONS

The Company retired three subordinated notes due to related parties in late 2012 with initial funding under the PNC credit facility. Outstanding aggregate balances on these notes were $2,180 as of December 24, 2012. Interest expense related to these notes was $80 and $173 for the three and six months ended July 1, 2012, respectively.

See Note H—Operating Lease Commitments regarding related party leases, which the Company believes to be on terms comparable to lease terms available in arms length transactions.

NOTE J—INCOME PER SHARE

The following table details the computation of basic and diluted earnings per common share from continuing operations for the periods presented:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Net income	$391	$754	$268	$1,569
Weighted-average common shares outstanding (basic)	11,684,800	11,785,826	11,684,395	11,785,826
Effect of dilutive securities from equity awards	90,265	391,197	90,670	381,197

Weighted-average common shares outstanding (diluted)	11,775,065	12,177,023	11,775,065	12,167,023
Basic earnings per common share	$0.03	$0.06	$0.02	$0.13

Diluted earnings per common share	$0.03	$0.06	$0.02	$0.13

The weighted-average common shares outstanding (diluted) computation is not impacted during any period where the exercise price of a stock option is greater than the average market price. As of June 30, 2013, there were no warrants and 1,000 stock options outstanding that were anti-dilutive. As of July 1, 2012 there were 308,197 warrants and 1,000 stock options outstanding that were anti-dilutive.

NOTE K—CONCENTRATIONS OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers, which are primarily in the steel, metal working, scrap and rail industries. Consequently, the Company is subject to potential credit risk related to changes in economic conditions within those industries. However, management believes that its billing and collection policies are adequate to minimize the potential credit risk. At June 30, 2013 and December 31, 2012, approximately 32% and 36%, respectively, of gross accounts receivable were due from entities in the rail industry, respectively, and approximately 29% and 22%, respectively, of gross receivables were due from entities in the steel, metal working and scrap industries. Two customers, combined, doing business with the Company’s Industrial Services and Rail Services segments, accounted for approximately 37% and 36% of total consolidated revenue for the three and six months ended June 30, 2013 and July 1, 2012, respectively. For the three and six months ended June 30, 2013, these two customers accounted for 21% and 16% of the total consolidated revenue, respectively. The loss of any of these customers would have a material adverse effect on the Company.

NOTE L—COMMITMENTS AND CONTINGENCIES

Collective bargaining agreements

At June 30, 2013 and December 31, 2012, approximately 12% of the Company’s employees were covered by collective bargaining agreements.

Warranty reserves

The Company warrants workmanship after the sale of its products and services, generally for a period of one year. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management’s estimates of future costs.

Product warranty activity for the three and six months ended June 30, 2013 and July 1, 2012 is as follows:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Balance at beginning of period	$118	$91	$163	$84
Warranty claims paid	(43)	(3)	(72)	(26)
Warranty expense	25	28	9	58

Balance at end of period	$100	$116	$100	$116

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

Debt

As of June 30, 2013 and December 31, 2012, rates currently available to the Company for long term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings at the present value of expected cash flows. Interest rates associated to the Company’s debt are at variable rates, based on market rates, thus the debts’ fair value (generally based on Level 3 inputs) approximates its carrying value.

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

Summarized financial information concerning the Company’s reportable segments as of and for the three and six months ended June 30, 2013 and July 1, 2012 is shown in the following tables:

2013	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended June 30, 2013
External revenue:
Service revenue	$6,420	$—	$—	$—	$6,420
Product sales	1,009	4,426	—	—	5,435
Deprecation included in the cost of revenues	222	48	—	—	270
Gross profit	1,849	1,053	—	—	2,902
Other depreciation & amortization	114	1	26	—	141
Interest expense	—	2	37	—	39
Net income (loss)	301	572	(482)	—	391
Capital expenditures	88	75	—	—	163
Total assets at June 30, 2013	18,280	4,473	2,641	—	25,394

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Three months ended July 1, 2012
External revenue:
Service revenue	$7,705	$—	$—	$—	$7,705
Product sales	1,244	4,313	—	—	5,557
Deprecation included in the cost of revenues	224	44	—	—	268
Gross profit	1,890	1,420	—	—	3,310
Other depreciation & amortization	115	—	28	—	143
Interest expense	35	2	137	—	174
Net income (loss)	40	915	(201)	—	754
Capital expenditures	99	6	32	—	137
Total assets at December 31, 2012	18,951	4,681	2,813	—	26,445

2013	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Six months ended June 30, 2013
External revenue:
Service revenue	$12,459	$—	$—	$—	$12,459
Product sales	2,059	8,778	—	—	10,837
Deprecation included in the cost of revenues	440	95	—	—	535
Gross profit	3,200	2,227	—	—	5,427
Other depreciation & amortization	227	2	44	—	273
Interest expense	16	3	91	—	110
Net income (loss)	(22)	1,219	(929)	—	268
Capital expenditures	173	178	—	—	351
Total assets at June 30, 2013	18,280	4,473	2,641	—	25,394

2012	Industrial Services	Rail Services	Corporate	Intersegment Eliminations	Six months ended July 1, 2012
External revenue:
Service revenue	$14,627	$—	$—	$—	$14,627
Product sales	2,547	8,566	—	—	11,113
Deprecation included in the cost of revenues	445	88	—	—	533
Gross profit	3,710	2,628	—	—	6,338
Other depreciation & amortization	228	—	52		280
Interest expense	70	4	293	—	367
Net income (loss)	284	1,655	(370)		1,569
Capital expenditures	137	84	50	—	271
Total assets at December 31, 2012	18,951	4,681	2,813	—	26,445

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company began operations in July 2000 with the acquisition of the operating assets of an electric motor and magnet shop in South Bend, Indiana. Through acquisitions and internal growth, we expanded the nature of our operations, as well as our geographic presence, until the economic crisis forced retrenchment.

We provide electrical and mechanical solutions to industrial, commercial and institutional customers primarily in the United States. At June 30, 2013, we operated primarily in two business segments:

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

Recent Developments

As previously disclosed on the Company’s March 13, 2013 and July 11, 2013 Form 8-K both filed with the Securities and Exchange Commission, the Company entered into a plan of merger by and among Integrated Electrical Services, Inc. (“IES”) and the Company, dated as of March 13, 2013 (the “Merger Agreement”), whereby the Company will merge with and into IES, with a subsidiary of IES as the surviving entity. Stockholders of the Company will have the right to elect to receive a guaranteed minimum of $1.415 per share in cash, or have their shares converted to shares of IES or a mix of cash consideration and stock consideration, depending if certain conditions are met.

On April 26, 2013, a joint prospectus and proxy statement (Form S-4) was filed with the Securities and Exchange Commission (“SEC”). Comments have been received from the SEC, and joint responses have been submitted to the SEC on each of the SEC’s comments. On July 30, 2013, Amendment #3 of the Form S-4, along with responses to SEC comments, was submitted to the SEC.

In December 2012, we entered into a new credit agreement with PNC Bank, National Association (“PNC Bank”) (the “PNC Credit Facility”) which established a $6.5 million line of credit note (the “Line of Credit”) and a $2.5 million term note (the “Term Note,” and together with the Line of Credit, the “PNC Credit Facility”). The PNC Credit Facility replaced our previous credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Fargo Credit Facility”). Initial borrowings under the PNC Credit Facility were used to repay outstanding obligations under the Wells Fargo Credit Facility and to pay off our outstanding subordinated debt. We believe that the more favorable terms under the PNC Credit Facility compared to those in the Wells Fargo Credit Facility primarily reflect our improved financial and operating results and our enhanced liquidity, as well as more favorable conditions in the credit markets. The PNC Credit Facility allows us to significantly reduce our borrowing rates compared to the rates under the Wells Fargo Credit Facility and our subordinated debt, as well as our banking fees. The PNC Credit Facility contains certain financial and other covenants. In the event we are unable to achieve the financial objectives required in our covenants, we may have future debt covenant violations and the lender could claim a default and demand repayment. If PNC Bank demands immediate repayment of the outstanding borrowings under the PNC Credit Facility, we do not currently have means to repay or refinance the amounts that would be due. If demanded, and if we were unable to repay or refinance the amounts due under the PNC Credit Facility, PNC Bank could exercise its contractual remedies, including foreclosing on substantially all of our assets, which we pledged as collateral to secure our obligations under the PNC Credit Facility.

Significant Accounting Policies

The significant accounting polices used in preparation of the Company’s consolidated financial statements are disclosed in Note B of the Notes to the Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2012. No additional significant accounting policies have been adopted during the three and six months ended June 30, 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended July 1, 2012

Revenues. Total revenues decreased by $1,407 or 10.6% to $11,855 for the three months ended June 30, 2013 from $13,262 for the three months ended July 1, 2012. This decrease is comprised of a $1,285 or 16.7% decrease in service revenues and a $122 or 2.2% decrease in product sales. Industrial Services revenues decreased by $1,520 or 17.0%, while revenues for the Rail Services segment increased $113 or 2.6%. The decrease in the service revenues represents lower than anticipated demand in railroad, steel and utility markets due to low demand by our customers during the three months ended June 30, 2013. Although product sales decreased, Rail Services product sales increased due to increased demand, and was offset by a decrease in Industrial Services product sales.

Gross Profit. Total gross profit for the three months ended June 30, 2013 was $2,902 or 24.5% of total revenues compared to $3,310 or 25.0% of total revenues for the three months ended July 1, 2012. This represents a decrease of $408 or 12.3%. The decrease is comprised of an increase in gross profits of $146 or 16.3% in service revenues and a decrease in gross profits of $554 or 22.9% in product sales. Industrial Services gross profit decreased by $41 or 2.2%, while gross profit for the Rail Services decreased $367 or 25.8%. The decline in gross profits associated with service revenues is due to a decline in sales volume for the three months ended June 30, 2013. The decline in Rail Services gross profit is due to a combination of increased international sales, increased scrap charges, increased material costs and lower Environmental Protection Agency certificate sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $2,436 for the three months ended June 30, 2013 from $2,333 for the three months ended July 1, 2012. This is an increase of $103 or 4.4%. Selling expenses were $699 or 5.9% of total revenues for the three months ended June 30, 2013 and $729 or 5.5% of total revenues for the three months ended July 1, 2012. The decline in selling expenses for the three months ended June 30, 2013, when compared to the three months ended July 1, 2012, is due to a reduction in commissions as a result of the decline in sales. Selling expenses for Industrial Services were $533 or 7.2% of Industrial Services revenue for the three months ended June 30, 2013 and $561 or 6.3% of Industrial Services revenues for the three months ended July 1, 2012. Selling expenses for Rail Services were $149 or 3.4% of Rail Services revenues for the three months ended June 30, 2013 and $143 or 3.3% of Rail Services revenues for the three months ended July 1, 2012. General and administrative expenses increased $133 or 8.8% to $1,737 for the three months ended June 30, 2013 from $1,604 for the three months ended July 1, 2012. This increase is due to an increase in professional fees related to the pending merger with IES of $214, as accounting, legal and other professional fees incurred related to our pending merger with IES were $408 and $194, for the three months ended June 30, 2013 and July 1, 2012, respectively. General and administrative expenses were 14.7% and 12.1% of total revenues for three months ended June 30, 2013 and July 1, 2012, respectively. General and administrative expenses for Industrial Services were 13.6% of Industrial Service revenues for the three months ended June 30, 2013 and 14.0% of Industrial Services revenues for the three months ended July 1, 2012. General and administrative expenses for Rail Services were 7.1% of Rail Services revenues for the three months ended June 30, 2013 and 8.1% of Rail Service revenues for the three months ended July 1, 2012.

Income from Operations. Income from operations declined $511 from $977 for the three months ended July 1, 2012 to $466 for the three months ended June 30, 2013. The decline is directly attributable to decreased sales and gross profit and increased general and administrative expenses, as explained above, for the three months ended June 30, 2013. Industrial Services generated income from operations of $304 for the three months ended June 30, 2013. This is an increase of $230 from income from operations of $74 for the three months ended July 1, 2012. Rail Services generated income from operations of $588 for the three months ended June 30, 2013 or a decline of $340 from income from operations of $928 for the three months ended July 1, 2012.

Interest Expense and Other Expense. Interest expense decreased for the three months ended June 30, 2013 to $39 from $174 for the three months July 1, 2012. This reduction is the result of the Company entering into a new credit facility with PNC in December 2012 and no longer maintaining any high-cost subordinated debt. Other expenses increased $13 to $33 for the three months ended June 30, 2013 from $20 for the three months ended July 1, 2012.

Provision for Income Taxes. Prior to the fourth quarter of fiscal 2012, the amount of objectively-measured negative evidence related to cumulative losses in the most recent three-year period outweighed the available positive evidence regarding the realization of our deferred tax assets. By the end of 2012, cumulative taxable losses were offset by recent operating performance, which included positive results for both 2011 and 2012. The improvement in profitability has been driven by the complete refinancing of our debt with significant reductions in borrowing costs and improved operational performance through restructuring and cost controls. The historical factors that drive the minimal cumulative loss have reduced significantly because of the significant reduction in finance costs through the refinancing, and our aligned cost structure results in the more likely than not realization of certain of the deferred future tax benefits. Hence, the Company recorded a $1,942 income tax benefit in fourth quarter 2012 for the reversal of valuation allowances previously established against the deferred tax assets. Due to economic uncertainty beyond the immediate future, we have reversed $1,942 of the valuation allowance, which we reasonably estimate to be realized in 2013. At June 30, 2013, the Company believes that the income tax benefit recognized in 2012 is appropriate.

Net Income. Net income was $391 for the three months ended June 30, 2013 compared to net income of $754 for the three months ended July 1, 2012. This is a decrease of $363 or 48.1%. As indicated above, the decline year over year is due to reduced level of sales, reduced gross margins, and increased expenditures related to general and administrative expenses.

Six Months Ended June 30, 2013 Compared to Six Months Ended July 1, 2012

Revenues. Total revenues decreased by $2,444 or 9.5% to $23,296 for the six months ended June 30, 2013 from $25,740 for the six months ended July 1, 2012. This decrease is comprised of a $2,168 or 14.8% decrease in service revenues and a $276 or 2.5% decrease in product sales. Industrial Services revenues decreased by $2,656 or 15.5%, while revenues for the Rail Services segment increased $212 or 2.5%. The decrease in the service revenues represents lower than anticipated demand in railroad, steel and utility markets due to low demand by our customers during the six months ended June 30, 2013. This includes lost sales as a result of the “fiscal cliff” during January 2013 and February 2013. Although product sales decreased, Rail Services product sales increased due to increased demand, and was offset by a decrease in Industrial Services product sales.

Gross Profit. Total gross profit for the six months ended June 30, 2013 was $5,427 or 23.3% of total revenues compared to $6,338 or 24.6% of total revenues for the six months ended July 1, 2012. This represents a decrease of $911 or 14.4%. The decrease is comprised of a decrease in gross profits of $240 or 12.6% in service revenues and a decrease in gross profits of $671 or 22.9% in product sales. Industrial Services gross profit decreased by $510 or 13.8%, while gross profit for the Rail Services decreased $401 or 15.2%. The decline in gross profits associated with service revenues is due to a decline in sales volume for the six months ended June 30, 2013. The decline in Rail Services gross profit is due to a combination of increased international sales, increased scrap charges, increase material costs and lower Environmental Protection Agency certificate sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses attributed to operations increased to $5,014 for the six months ended June 30, 2013 from $4,347 for the six months ended July 1, 2012. This is an increase of $667 or 15.3%. Selling expenses were $1,425 or 6.1% of total revenues for the six months ended June 30, 2013 and $1,455 or 5.7% of total revenues for the six months ended July 1, 2012. The decline in selling expenses for the six months ended June 30, 2013, when compared to the six months ended July 1, 2012, is due to a reduction in commissions as a result of the decline in sales. Selling expenses for Industrial Services were $1,078 or 7.4% of Industrial Services revenue for the six months ended June 30, 2013 and $1,130 or 6.6% of Industrial Services revenues for the six months ended July 1, 2012. Selling expenses for Rail Services were $306 or 3.5% of Rail Services revenues for the six months ended June 30, 2013 and $291 or 3.4% of Rail Services revenues for the six months ended July 1, 2012. General and administrative expenses increased $697 or 24.1% to $3,589 for the six months ended June 30, 2013 from $2,892 for the six months ended July 1, 2012. This increase is due to an increase in professional fees related to the pending merger with IES, amounting to $788 in expenditures. General and administrative expenses were 15.4% and 11.2% of total revenues for six months ended June 30, 2013 and July 1, 2012, respectively. General and administrative expenses for Industrial Services were 14.6% of Industrial Service revenues for the six months ended June 30, 2013 and 12.9% of Industrial Services revenues for the six months ended July 1, 2012. General and administrative expenses for Rail Services were 7.7% of Rail Services revenues for the six months ended June 30, 2013 and 7.8% of Rail Service revenues for the six months ended July 1, 2012.

Income from Operations. Income from operations declined $1,578 from $1,991 for the six months ended July 1, 2012 to $413 for the six months ended June 30, 2013. The decline is directly attributable to decreased sales and gross profit and increased general and administrative expenses, as explained above, for the six months ended June 30, 2013. Industrial Services generated income from operations of $2 for the six months ended June 30, 2013. This is a decrease of $369 from income from operations of $371 for the six months ended July 1, 2012. Rail Services generated income from operations of $1,243 for the six months ended June 30, 2013 or a decline of $427 from income from operations of $1,670 for the six months ended July 1, 2012.

Interest Expense and Other Expense. Interest expense decreased for the six months ended June 30, 2013 to $110 from $367 for the six months July 1, 2012. This reduction is the result of the Company entering into a new credit facility with PNC in December 2012 and no longer maintaining any high-cost subordinated debt. Other expenses increased $16 to $27 for the six months ended June 30, 2013 from $11 for the six months ended July 1, 2012.

Provision for Income Taxes. Prior to the fourth quarter of fiscal 2012, the amount of objectively-measured negative evidence related to cumulative losses in the most recent six-year period outweighed the available positive evidence regarding the realization of our deferred tax assets. By the end of 2012, cumulative taxable losses were offset by recent operating performance, which included positive results for both 2011 and 2012. The improvement in profitability has been driven by the complete refinancing of our debt with significant reductions in borrowing costs and improved operational performance through restructuring and cost controls. The historical factors that drive the minimal cumulative loss have reduced significantly because of the significant reduction in finance costs through the refinancing, and our aligned cost structure results in the more likely than not realization of certain of the deferred future tax benefits. Hence, the Company recorded a $1,942 income tax benefit in fourth quarter 2012 for the reversal of valuation allowances previously established against the deferred tax assets. Due to economic uncertainty beyond the immediate future, we have reversed $1,942 of the valuation allowance, which we reasonably estimate to be realized in 2013. At June 30, 2013, the Company believes that the income tax benefit recognized in 2012 is appropriate.

Net Income. Net income was $268 for the six months ended June 30, 2013 compared to net income of $1,569 for the six months ended July 1, 2012. This is a decrease of $1,301 or 82.9%. As indicated above, the decline year over year is due to reduced level of sales, reduced gross margins, and increased expenditures related to general and administrative expenses.

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA decreased by $524 from $1,368 for the three months ended July 1, 2012 to $844 for the three months ended June 30, 2013. The primary decrease in EBITDA is a result of decreased profitability during the three months ended June 30, 2013 versus the three months ended July 1, 2012.

EBITDA decreased by $1,600 from $2,793 for the six months ended July 1, 2012 to $1,193 for the six months ended June 30, 2013. The primary decrease in EBITDA is a result of decreased profitability during the six months ended June 30, 2013 versus the six months ended July 1, 2012.

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
EBITDA—Consolidated
Net income	$391	$754	$268	$1,569
Add back:
Interest Expense	39	174	110	367
Depreciation and amortization	411	411	807	813
Income Taxes	3	29	8	44

EBITDA (1)	$844	$1,368	$1,193	$2,793

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

Liquidity and Capital Resources

At June 30, 2013, we had $3,864 of working capital, an increase of $478 as compared to December 31, 2012. The increase in working capital is primarily due to reduced short-term debt.

Net cash provided by operating activities was $1,795 for the six months ended June 30, 2013 compared to $1,633 for the six months ended July 1, 2012. This increase is primarily due to increased accounts payable and a reduction in accounts receivable, as a result of increased efforts to collect accounts receivable combined with lower sales volume.

For the six months ended June 30, 2013, net cash flows utilized by investing activities increased by $94 to $351 compared to $257 for the six months ended July 1, 2012. The increase in capital spending is due to our need to put a new roof on our Weston, West Virginia facility.

Net cash utilized by financing activities increased by $68 to $1,444 as of June 30, 2013 as compared to $1,376 as of July 1, 2012. This is a direct result of generating additional cash flows from operations and the resultant pay-down of debt. This includes paying off a $917 capital lease, in February 2013, related to our Visalia, California facility.

During 2013, we continue to focus our efforts to maintain the generation of positive operating cash flows and to increase overall level of profitable sales for the Company. We continue to make significant investments to the Industrial Services sales team, adding more sales personnel and implementing a customer relationship management tool.

As of June 30, 2013, we did not have any material commitments for capital expenditures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported as required, and is made known to management, including the Chief Executive Officer and Chief Accounting Officer, on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On April 8, 2013, a warrant holder of the Company exercised an outstanding warrant to purchase 1,000 common shares for the per share price of $0.0250. The aggregate amount received by the Company in connection with the exercise of the warrant was $25. MISCOR will use the proceeds for general corporate purposes. The securities issued were not registered under the Securities Act of 1933, as amended, pursuant to an exemption under Section 4(3) of the Securities Act of 1933.

ITEM 6.	EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1	First Amendment to Agreement and Plan of Merger, dated as of July 10, 2013, by and among Integrated Electrical Services, Inc., the Registrant, and IES Subsidiary Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2013

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

31.2#	Certification by Chief Accounting Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act

32#	Section 1350 Certifications

101#	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISCOR GROUP, LTD.

August 9, 2013	By:	/s/ Marc Valentin, CPA, CGMA

Marc Valentin, CPA, CGMA
Chief Accounting Officer
(Signing on behalf of the registrant as Principal Financial and Accounting Officer)